Form 10QSB
period 1999-12-31
MILINX BUSINESS GROUP INC
filed 2000-02-22
CIK 1088815

                                   FORM 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December, 31 1999

( )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ______________to_____________

                        Commission file number 000-26421

                           MILINX BUSINESS GROUP, INC.
             (Exact Name of Registrant as specified in its charter)

           Delaware                                        91-1954074
 (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


            Suite 3226 - 1001 Fourth Avenue Plaza, Seattle, WA 98154
                    (Address of principal executive offices)

                           206-621-7032 / 604-647-7600
                           (Issuer's telephone number)

                  --------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X____ No____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes____No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Transitional Small Business Disclosure Format (check one): Yes_____ No___X__

PART I

ITEM 1.  FINANCIAL STATEMENTS



                  MILINX BUSINESS GROUP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets



================================================================================

                                     A S S E T S

                                                                             DECEMBER 31, 1999         JUNE 30, 1999
                                                                                (UNAUDITED)
                                                                              -----------------        -------------
CURRENT ASSETS
     Cash                                                                       $   102,200             $     4,522
     Trade Receivables, net of reserve                                                9,212                  17,151
     Other Receivables                                                              119,055                  50,675
     Due from Milinx Marketing Group, Inc. (Texas)                                  287,128                       -
     Prepaid expenses                                                                38,185                  34,873
                                                                                -----------             -----------
               Total current assets                                                 555,780                 107,221

PROPERTY AND EQUIPMENT - at cost, net of accumulated depreciation                 1,008,575                 714,232
OTHER ASSETS AND DEFERRED CHARGES
     Licenses                                                                        56,823                 261,250
     Deposits                                                                        28,593                  24,834
                                                                                -----------             -----------
                                                                                $ 1,649,771             $ 1,107,537
                                                                                ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                           $   603,344             $   391,412
     Accrued liabilities                                                            410,171                 105,079
     Due to Milinx Management Corporation                                             3,420                   3,586
     Due to Milinx Marketing Group, Inc. (B.C.)                                           -                  25,813
     Due to Milinx International, Inc., current portion                                   -                  25,000
                                                                                -----------             -----------
               Total current liabilities                                          1,016,935                 550,890

     Due to Milinx International, Inc., less current portion                              -                 200,000

LOANS FROM SHAREHOLDERS                                                              26,709                       -

STOCKHOLDERS' EQUITY
     Series A 10% non cumulative, voting convertible
          preferred stock - $0.001 par value, 15,000,000 shares
          authorized, 3,675,000 shares issued and outstanding                         3,675                   3,675
     Common stock - $0.001 par value, 210,000,000 shares authorized,
          9,145,000 shares issued and outstanding                                     9,145                   8,470
     Additional paid in capital                                                   4,192,025               1,209,275
     Unearned compensation                                                          (32,000)                      -
     Accumulated deficit                                                         (3,521,541)               (844,250)
     Accumulated other comprehensive income (deficit)                               (45,177)                (20,523)
                                                                                -----------             -----------
               Total stockholders' equity                                           606,127                 356,647

                                                                                -----------             -----------
                                                                                $ 1,649,771             $ 1,107,537
                                                                                ===========             ===========

                  MILINX BUSINESS GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statement of Operations
                                   (UNAUDITED)


================================================================================



                                                           FOR THE THREE                 FOR THE
                                                            MONTH PERIOD                 SIX MONTH
                                                               ENDED                     PERIOD ENDED
                                                          DECEMBER 31, 1999           DECEMBER 31, 1999
                                                          -----------------           -----------------
Net Sales                                                   $    53,838                   $    99,809
Cost of Sales                                                    59,774                       160,431
                                                            -----------                   -----------
Gross Profit (Loss)                                              (5,936)                      (60,622)

Selling, general and administrative expenses                  1,543,357                     2,612,686

Other                                                             1,439                         3,983
                                                            -----------                   -----------
          Net loss from operations                          $(1,550,732)                  $(2,677,291)
                                                            ===========                   ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED               $     (0.17)                  $     (0.31)
Weighted average shares outstanding                           8,892,826                     8,681,413

                  MILINX BUSINESS GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows,
                                   (UNAUDITED)


================================================================================


                                                                        FOR THE SIX MONTH
                                                                          PERIOD ENDED
                                                                        DECEMBER 31, 1999
                                                                        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                              $(2,677,291)
     Adjustments to reconcile net loss
     to net cash used in operating activities:
          Depreciation and amortization                                        178,737
          Write off of license and trademark costs                             304,750
          Changes in assets and liabilities
               Accounts receivable                                             (60,441)
               Prepaid expenses                                                 (3,312)
               Accounts payable and accrued liabilities                        517,024
               Due from Milinx Marketing Group, Inc. (Texas)                  (287,128)
               Due to Milinx Marketing Group, Inc. (BC)                        (25,813)
               Due to Milinx Management Corporation                               (166)
                                                                           -----------
               NET CASH USED IN OPERATING ACTIVITIES                        (2,053,640)
                                                                           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of fixed assets                                              (466,205)
     Deposits                                                                   (3,759)
     License                                                                  (156,823)
                                                                           -----------
               NET CASH USED IN INVESTING ACTIVITIES                          (626,787)
                                                                           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Loans from shareholders, net of repayments                                 26,709
     Proceeds from issuance of Class A Units                                 2,772,500
     Proceeds from staff subscriptions                                           3,550
                                                                           -----------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                     2,802,759

Effect of the exchange rate changes on cash                                    (24,654)
                                                                           -----------
                                                                                97,678
Net increase in cash and cash equivalents

Cash and cash equivalents at beginning of year                                   4,522
                                                                           -----------

Cash and cash equivalents at end of year                                   $   102,200
                                                                           ===========

                           MILINX BUSINESS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2000. The Company was incorporated on December 10, 1998 and commenced its operations in February 1999. Therefore, no comparative information is available for the period ending December 31, 1998. This form 10-QSB should be read in conjunction with the form 8-K/A that includes consolidated financial statements for the year ended June 30, 1999.

NOTE 2. BASIC NET EARNINGS AND DILUTED NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Basic loss per share is based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding during the three months and the six months ended December 31, 1999 was 8,892,826 and 8,681,413, respectively. Diluted loss per share includes the effect of all potentially dilutive common stock equivalents. Diluted loss per share for the three months and the six months ended December 31, 1999 equaled basic loss per share due to the anti-dilutive effect of the common stock equivalents.

NOTE 3. MANAGEMENT PLANS

The Company's negative cash flow from operations is expected to continue and could accelerate in the foreseeable future. The Company expects that its existing capital resources will be adequate to satisfy the requirements of its current and planned operations until the end of fiscal year 2000. However, the rate at which the Company expends its resources is variable, may be accelerated and will depend on many factors. The Company may need to raise substantial additional capital to fund its operations and may seek such additional funding through public or private equity or debt financing. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

Subsequent to June 30, 1999 and through the date of this filing, the Company raised $3,423,500 through a series of private placements of 1,711,750 Class A Units at $2.00 per Unit.

On December 31, 1999, $287,128 was receivable from Milinx Marketing

Group, Inc. (Texas). This receivable represented part of the placement proceeds deposited with Milinx Marketing Group, Inc. (Texas) that were repaid in January 2000.

The Company is currently in the process of raising $10,000,000 through an additional series of private placements. The Company has received signed Subscription Agreements for $5,000,000 to be funded by February 28, 2000.

NOTE 4. ACQUISITIONS

On October 15, 1999, the Company entered into an agreement with Milinx International, Inc. (Cayman), a company under common control, to acquire certain intangible and tangible assets for 375,00 shares of the Company's common stock. As part of the purchase, the Company acquired certain telephony technology that it had been licensing from the seller before the acquisition. Due to unavailability of the information related to the cost of the assets, and nominal value associated with other miscellaneous assets acquired, the Company valued shares exchanged based on the present value of the future payments due under the original license agreement. The value of the consideration paid and the unamortized book value of the original license agreement were written off at the time of the acquisition.

On October 15, 1999, the Company entered into an agreement with Credit Assure International, Inc., a company under common control, to acquire certain intangible property, including but not limited to the exclusive worldwide rights to use the "CreditAssure" trademark, for consideration of 50,000 common shares. Due to unavailability of the cost information related to the intangibles acquired, the Company valued transaction using estimated fair value of the shares exchanged of $25,000. Acquisition costs were written off as an expense.

On December 9, 1999, the Company entered into a Stock Exchange Agreement with Forestay Corporation, a reporting company registered in Delaware, to acquire all assets and liabilities of Forestay in exchange for 250,000 shares of the Company's common stock. The Company has elected successor status under the Exchange Act Rule 12g-3 (a) and became a reporting company with the filing of Form 8-K on January 14, 2000 and Form 8-K/A on February 15, 2000. Net tangible assets of Forestay at the time of the acquisition were valued at $500.

NOTE 5. CONTINGENCIES

Two related claims involving a computer software licensing agreement have been asserted against the Company. Management believes that it has valid defences to both claims. At December 31, 1999, the Company has reserved $210,048 representing the balance due on the original licensing agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Matters discussed herein contain forward-looking statements that involve risk and uncertainties. Milinx Business Group, Inc. and subsidiary companies' (Milinx) results may differ significantly from results indicated by forward-looking statements. The reader should take particular note of potential inhibiting factors outlined in our Form 8-K/A filed on February 15, 2000. Other risk factors that might cause some differences, include, but are not limited to:

        - Changes in general economic conditions, including but not limited to a major correction in the major stock markets in North America due to increases in interest rates and gains by major currencies against the United States dollar;

        - Changes in the present growth prospects for the Application Service Provider (ASP) market including business-to-consumer and business-to-business e-commerce;

        - Changes in the competitive position and the entry of a number of new ASPs in North America during the next two years;

        - The ability of Milinx to complete the construction of a state-of-the-art Data Center during the month of April 1999 providing the capacity to host software applications for rent over the Internet and via private lines;

        - The ability of Milinx to make arrangements with software vendors to host software programs for rent and the delays that may be incurred;

        - The ability of Milinx to solicit subscribers commencing in April, 2000 and to achieve a subscriber base of 465,000 by June 30, 2002;

        - The ability of Milinx to overcome concerns regarding security, reliability and disaster recovery;

        -       The acceptance of the ASP business model;

        - The ability of Milinx to recruit and train personnel with computer systems and operations experience;

        - The ability to recruit Account Executives and train them over the short term;

        - The ability of Milinx to resolve a contract dispute with Interactive Intelligence, Inc;

        - The ability of Milinx to raise sufficient equity and debt financing to execute its business plan.


PLAN OF OPERATION

Our view of the prospects of the North American economy tends towards an overall picture of modest growth, moderate prospects for inflation and continued low unemployment, with Canada likely to grow at a slightly higher rate than the US in the short term and that small businessmen will continue to gravitate to new technologies that will improve their productivity.

One main thrust for Milinx is to become an Application Service Provider, (ASP). As a result of advancements in high bandwidth and data communications technologies, the (ASP) delivery model has only recently been identified as a way to enable the remote provision of applications.

The Information Technology Association of America (ITAA) defines an ASP as "Any for-profit company which provides aggregated information technology resources to subscribers/clients remotely via the Internet or other networked arrangement."

The key elements of this definition are that the provision of resources takes place via the Internet (using a web browser interface, local access or dedicated networking arrangements) and that revenues are earned through a `subscription to' or `rental of' the resource. The ASP model places a new emphasis on the use of applications rather than on ownership, creating numerous benefits for clients by offering higher levels of flexibility and access to resources.

The ASP delivery model effectively completes a circular journey in the development of business computing. In the 1960s, computer hardware and software was so expensive and complex to operate that businesses rented time on a shared-use basis. As prices fell and ease of use increased, computing moved to desktop PCs, either stand-alone or on a client/server basis. Inexorable increases in both available computing power and businesses' reliance on IT for competitive advantage has led to applications of ever-greater complexity and cost, and a commercial imperative for reduced implementation time. Map these dynamics onto an environment where IT skills are a scarce and costly resource, and the scene is set for widespread acceptance of the ASP delivery model for software and computing power.

While the business practice of operating an in-house IT department is globally accepted today, it is clearly not an efficient solution, diverting companies' valuable resources away from their core competencies. Many firms have acknowledged this inefficiency, but until recently, were left with no other alternative (having been impeded by the technological obstacles of data transmission).

Today, the ASP concept is being accepted, based on the availability of high bandwidth and other recent advancements in communications technology. Data transmission via the Internet has become faster, cheaper and more reliable. The fact that the technology and infrastructure to support the ASP model has just recently been developed, which explains why this industry is only emerging now - the need has been there for some time.

The ASP market is forecast (by no less an organization than Microsoft, among others) to displace traditional packaged software, and to become the pre-eminent business-computing model of the first decade of the 21st century.

During a speech to members of the Internet Professionals Network in August 1999, Steve Ballmer, President of Microsoft (now CEO), was quoted as saying, "The notion of software as a packaged product will disappear, and that's a fact."

Perhaps the most compelling argument to support the emergence of the ASP is that this delivery model allows businesses to concentrate on their core competencies
- not on their computers. Likewise, businesses' current IT resources are freed from the requirements of system maintenance and upgrades, and are enabled to concentrate on projects and processes that leverage the strategic objectives of the firm. Thus, the ASP delivery model enables users to maximize their competitiveness. The ASP model places a new emphasis on the use of the application rather than on ownership, creating numerous benefits for clients by offering higher levels of flexibility and access to resources.

In the ultra-competitive business environment of the new millennium, the ASP delivery model could arguably become obligatory for firms wishing to compete effectively. With the financial efficiencies of the ASP delivery model, this will be within the reach of every SME. Arguably, few could afford to be without it.

Representative of the market potential, many large corporations are establishing positions in the ASP industry. For example, Microsoft, Lotus and Novell are developing scalable versions of web-based groupware that will be introduced to the ASP market in 2000. Furthermore, an ASP Industry Consortium was established in May 1999 that will introduce standards and foster research. Members of the Consortium include such influential companies as Sun Microsystems, AT&T, Cisco, IBM, Compaq and GTE.



COMPANY WITHIN THE ECONOMY

Milinx Business Group, Inc. ("Milinx"), a company incorporated December 1998 in the State of Delaware and a Canadian wholly owned subsidiary operating under the name of Milinx Business Services, Inc., is focused on providing Internet business services initially in the United States and Canada. Milinx Business Group, Inc. commenced operations on February 10, 1999.

Milinx is targeting the middle ground of the ASP market, which specifically means providing communications, productivity and e-commerce functionalities to Small and Medium Enterprises (SMEs) across North America. We propose to set standards of excellence in the provision of such services, and to develop and extend our competitive advantage by the introduction of related added-value services, of which proprietary technology will play an important role.

Our current competitive advantages lie in the comprehensiveness of our services and the reliability and scalability of our system, which is unmatched by any of our competitors. In addition, we have patent-pending proprietary technology, which we feel will remove the security risks inherent within Internet-based financial e-commerce transactions.

Milinx intends to form a marketing alliance with a major hardware vendor and software house to be our partners. Our strategic partners have taken off their gloves, so to speak, and are challenging industry leaders head on. Together, we will have first-to-market advantage and will benefit from technology convergence, which will enable our net-centered applications to be accessed by personal computers as well as a growing variety of wireless handheld devices.

Another Thrust for Milinx is in what it calls the Business Builder Toolbox
(BBT), a conceptual expression for a wide range of business functionalities. It is not a static range of services. The BBT continues to evolve just as the business environment does, while adhering to the principles of reflecting the most advanced thinking and development of effective business and productivity tools. Currently, the BBT is composed of Unified Messaging and Virtual Office functionalities. Plans are well advanced to extend the offer with the provision of the StarOffice suite of office productivity software (which emulates and enhances Microsoft Office 2000), a specially adapted version of Lotus Notes (created for the ASP delivery model), and a suite of e-commerce functionalities. The latter is underpinned by our own proprietary technology; a patent-pending biometric-encryption process that we feel will remove the security risks in Internet financial transactions.

Milinx has assembled a team of skilled, experienced professionals in a management framework that embraces all the professional disciplines required to make the Company a major player. Our competitive advantage lies in the comprehensiveness of our offer, the reliability and scalability of our industry-leading software and hardware, and the experience and knowledge we have gained from developing proprietary messaging software.


SIGNIFICANT CHANGES IN THE COMPANY'S COMPETITIVE POSITION

Milinx has yet to effectively establish a market share position. According to research being conducted on an ongoing basis, a number of companies, including Microsoft, AT & T and other majors, have plans to enter the ASP marketplace during the next few months. It is anticipated that there will be several competitors as more and more software vendors roll out their products so that they can be delivered via the Internet.


ONGOING DEVELOPMENTS

Milinx commenced operations in February 1999 and there are no comparisons to previous years or trends established.

Milinx has commenced construction of a state-of-the-art Data Center located in 6,000 square feet of rental space across the street from the main premises with an estimated completion during the month of April 2000. The projected costs include use of special materials to provide the highest level of security available, backup generators and disaster recovery systems. The first shipment of computer equipment has arrived and the integrators have commenced the configuration of the systems and software. The Data Center is projected to be fully operational by June 30, 2000. There is the risk of delays on the delivery of computer equipment and the construction of the Data Center, which may delay product launches and revenues.

Milinx has specified the highest standard of materials and systems to ensure the physical security of the Data Center, including protection from damage by fire. The Center will be operational 24 hours a day seven days a week with qualified computer support personnel. The Data Center will have two back-up power systems, batteries and a stand-by generator. Furthermore, all programs and customer data will be operating on two parallel systems. In addition, there will be off-site storage of data at a safe location for recovery purposes. On completion of the project, it is anticipated the Data Center will meet or exceed the highest standards of excellence for security and operations.


RECRUITMENT AND TRAINING OF IT PERSONNEL

There is generally a shortage of trained computer engineers, software developers, and operations support personnel. The Company now has a fully staffed Information Systems Department and is currently retaining some of the personnel for the new positions. However, the Company will require additional trained personnel from outside.

Milinx is developing a marketing program by recruiting Account Executives with computer and software-related experience who shall have responsibilities to perform systems analysis, make presentations to senior management of corporations, conclude sales and maintain ongoing customer service.

LEGAL

A full discussion of the legal actions between Milinx Business Group and Interactive Intelligence, Inc. is outlined in Form 8-K/A filed on February 15, 2000 and Part II of this report. There has been no provision made in the financial statements for any further payment to Interactive Intelligence Inc. or legal costs as at December 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company is currently short of working capital and is heavily dependent on supplier financing and the sale of stock to fund operations in the short term. The monthly burn rate is currently $500,000.

Since inception in February 1999 to December 31, 1999, the Company has raised $3,997,470 through a series of placements of equity securities. A further $651,000 was invested from the private sale of stock during the month of January 2000. Revenues generated from subscription sales since inception to December 31, 1999 totaled $143,233.

The Company is currently offering 1999 Convertible Preferred Series C units at @ $2.00 each which is composed of one Series C Preferred share and 1/2 1999 Class D Warrant with registration rights. Each Series C Preferred share is convertible into one common share and each full warrant is exercisable at $2.00 each. The offering is for 3,000,000 units with provision to increase the offering to 6,000,000 units for funding of $6,000,000 to $12,000,000. The minimum investment is $100,000 and the offering closes on February 28, 2000. At the date of this report, Milinx has received signed subscription agreements for $5,000,000 to be funded by February 28, 2000. The Term Sheet and Business Plan are currently being reviewed by other prospective investors. There are no guarantees that additional equity investment will be forthcoming.


CAPITAL EXPENDITURES

Milinx is constructing a state-of-the-art Data Center estimated to cost over US$6,000,000. Milinx has received a commitment for loan and base financing of US$3,100,000 from its hardware and software vendors with US$1,000,000 of the financing repayable over 2 years and the balance over 3 years. The financing is contingent on the Company arranging for a further equity investment of US$2,200,000 of which US$651,000 has been received. The remainder of the funding for the Data Center project, estimated at US$2,300,000 is expected to be funded from new equity investments in the Company.

Based on the Company's plans to expand the number of Data Centers over the course of the next 30 months, including increasing the capacity at each Center, it is estimated that an addition of US$13,000,000 will be required. It is anticipated that US$7,000,000 of the financing may be available from hardware vendors and the balance of the funding will be generated from cash flow. In the event the Company is required to accelerate its business plan to meet unexpected demand for its services in North America and internationally, Milinx will be required to raise substantial capital.

RESULTS OF OPERATIONS

Revenues for the second quarter increased 17.1% ($7,867) to $53,838 due to a slight increase in subscribers and higher usage of the Business Builder Toolbox. However, the subscriber base and revenues are expected to decline in the third quarter as the Company makes a transition to the ASP business model. Revenues are anticipated to increase sharply in the fourth quarter as the new business model is implemented.

The loss on sales decreased from $54,686 to $5,936 for the three-month period ended December 31, 1999 compared to the previous quarter. In the three-month period ended September 30, 1999, the Company wrote off promotional materials and subscriber kits totaling $24,000 due to obsolescence. In addition, telecommunication costs were reduced in the second quarter due to receiving more favorable rates and price adjustments from the previous quarter.

The total selling, general and administrative expenses increased 44% ($474,028) for the second quarter over the first quarter. The rate of increase for these expenses is expected to decrease slightly in the third quarter as a transition is made to the new ASP business model and with a reduction in consulting fees and licensing write-off expenses.

- Wages and benefits increased $186,231 (36%) during the second quarter mainly in the Information Services and Web Development areas. The trend in this expense category is expected to continue for the next two quarters as additional personnel are recruited for research and development projects and Investor Relations.

- Professional fees increased by $107,139 (169%) due to the legal and audit costs incurred in connection with the Stock Exchange Agreement with Forestay Corporation and the completion of the audited year-end financial statements. These costs are not expected to decline in the third quarter due to the legal action being initiated against Interactive Intelligence Inc.

- Management and consulting fees increased $73,423 (98%) due to fees incurred in regard to the exchange of shares with Forestay Corporation, which is now a subsidiary company of Milinx. This is a non-recurring expense.

- Rent and repairs and maintenance expenses increased by $25,161 (58.8%) during the quarter due to the rental of additional office space. It is expected to have a further increase in the third quarter with the rental of an additional 6,000 square feet on February 1, 2000 for the Data Center.

- During the first quarter, the Company wrote off $100,000 in licensing fees and in the second quarter a further $204,750. These expenses are non-recurring.

- Other expenses, including advertising and promotion, office and administration and travel and entertainment, decreased during the second quarter. These expenses will tend to increase slightly upwards in the third quarter.

Overall, the growth rate of expenses in the third quarter is expected to decline from the second quarter. However, expenses are expected to commence increasing sharply in the fourth quarter as the ASP business model is implemented and expansion into the United States and globally takes place.

PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


Two related claims or potential claims involving computer software licensing have been asserted against the Company. As at December 17, 1999, KRP Communications, Ltd. ("KRP"), is claiming the sum of $210,048 Canadian funds for alleged failure to pay timely license fees for computer software. No formal claim other than a demand letter had been advanced in connection with the KRP claim. On January 11, 2000, Interactive Intelligence, Inc. ("Interactive") advanced a claim through the American Arbitration Association for $3,900,000 U.S. funds for an alleged breach of a Software License Agreement. KRP is Interactive's reseller. Interactive is the owner of a software program designed to handle intra company telecommunications and small answering services. The Company has responded to Interactive's Arbitration claim by denying any amount is owing and counterclaiming against Interactive for damages stemming from Interactive's failure to deliver a workable system. On February 2, 2000, the Company commenced suit in the Supreme Court of British Columbia, (the "British Columbia Lawsuit"), naming as defendants KRP, Interactive and others. Although both the Arbitration and the British Columbia Lawsuit were just recently commenced and no discovery has taken place, management believes that it has valid defenses to Interactive and KRP's claims and that the Company will prevail in its claims and counterclaims against Interactive and KRP. The Company intends to vigorously defend the KRP and Interactive claims and vigorously pursue its claims and counterclaims against KRP and Interactive. The balance of $210,048 owing to KRP has been reserved as a liability in the Company's books.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


On October 15, 1999, the Company issued 375,000 common shares to Milinx International, Inc. (Cayman), as consideration for intellectual property.

On October 15, 1999, the Company issued 50,000 common shares to CreditAssure International Inc. as consideration for intellectual property and trademarks.

On October 31, 1999, the Company issued privately 163,500 1999 Class A units at $2.00 per unit for total cash proceeds of $327,000.

On November 11, the Company granted 71,000 common shares for issuance to employees of the Company's subsidiary. The shares were sold at $0.05 per common share for cash proceeds of $3,550.

On November 30, 1999, the Company issued privately 212,500 1999 Class A units at $2.00 per unit for total cash proceeds of $425,000.

On December 9, 1999 James Medley, a new member of the Board of Directors was awarded 90,000 warrants that are vested over a two year period and exchangeable into common shares at an exercise price of $7.50 each.

On December 31, 1999, the Company issued privately 396,500 1999 Class A Units at $2.00 per unit for total cash proceeds of $793,000.

On January 31, 2000, the Company issued privately 325,500 1999 Class A units at $2.00 per unit for total cash proceeds of $651,000.

The proceeds of the aforementioned placements were used for working capital and operating purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

Re-election of present Board of Directors and addition of James Robert Medley as a Director.

The Articles of Incorporation should be Amended as follows: Article Fourth to "increase the number of authorized Preferred Shares from 40,000,000 to 100,000,000; Article Fourteenth (new) "To provide for a non-voting Board of Advisors by the Board, who may be compensated therefore, and the Directors may provide that all or individual members of such Board be given notice of all Directors' meetings and the right to attend and make comments.

ITEM 5. OTHER INFORMATION

On December 9, 1999, the outstanding shares of common stock of Forestay Corporation, a Delaware Corporation, were exchanged for 250,000 shares of common stock of the Company in a transaction in which Forestay became a wholly owned subsidiary of the Company. On the day of closing, the Company has elected successor issuer status under Rule 12g-3.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K filed January 14, 2000 and Form 8-K/A filed February 15, 2000.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



Milinx Business Group, Inc.
(Registrant)                                  By: /s/ Maynard L. Dokken
                                                  -----------------------------
                                                  Maynard L. Dokken
                                                  President and CEO



Date:  February 22, 2000