Form 10QSB
period 2000-03-31
MILINX BUSINESS GROUP INC
filed 2000-05-12
CIK 1088815

                                   FORM 10-QSB
               [As last amended in Release No. 33-7505, effective
                        January 1, 1999, 63 F.R. 9632.]


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH, 31 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ______________to_____________



                        Commission file number 000-26421

                           MILINX BUSINESS GROUP, INC.
               ---------------------------------------------------
        (Exact Name of small business issuer as specified in its charter)

                             DELAWARE                                                   91-1954074
--------------------------------------------------------------------    --------------------------------------------
   (State or other jurisdiction of incorporation or organization)                (IRS Employer Identification No.)

            SUITE 3827 - 1001 FOURTH AVENUE PLAZA, SEATTLE, WA 98154
            --------------------------------------------------------
                    (Address of principal executive offices)

                           206-621-7032 / 604-647-7600
                           ---------------------------
                           (Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.                 Yes _____ No _______



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date
                     9,216,000 shares as of May 10, 2000.

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                               -----     -------

PART I

ITEM 1 - FINANCIAL STATEMENTS

                  MILINX BUSINESS GROUP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                            (Denominated in US Funds)

================================================================================


                                                                               MARCH 31, 2000           JUNE 30, 1999
                                                                               --------------           -------------
                                                                               (UNAUDITED)
                                  ASSETS
CURRENT ASSETS
    Cash                                                                           $3,866,912              $  4,522
    Receivables
         Trade                                                                          4,935                17,151
         Subscriptions                                                                865,000                     -
         Employee                                                                       8,750                     -
         Other                                                                        182,126                50,675
    Due from Dacstar, Inc.                                                            140,100                     -
    Prepaid expenses                                                                   53,171                34,873
                                                                                   ----------            ----------
         Total current assets                                                       5,120,994               107,221
PROPERTY AND EQUIPMENT, net                                                           951,138               714,232
OTHER ASSETS AND DEFERRED CHARGES
    Licenses, net                                                                      57,468               261,250
    Deposits                                                                          533,137                24,834
                                                                                   ----------            ----------
                                                                                   $6,662,737            $1,107,537
                                                                                   ==========            ==========


                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                $ 569,596             $ 391,412
    Accrued liabilities                                                               816,795               105,079
    Due to 569343 B.C., Ltd.                                                            3,418                 3,586
    Due to 545731 B.C., Ltd.                                                                -                25,813
    Due to Milinx International, Inc., current portion                                      -                25,000
                                                                                   ----------            ----------
           Total current liabilities                                                1,389,809               550,890
    Due to Milinx International, Inc., less current portion                                 -               200,000

STOCKHOLDERS' EQUITY
    Series A preferred stock                                                            3,675                 3,675
    Series B preferred stock                                                                -                     -
    Series C preferred stock                                                                -                     -
    Common stock                                                                        9,216                 8,470
    Additional paid in capital                                                     10,390,864             1,209,275
    Accumulated deficit                                                            (5,101,884)             (844,250)
    Accumulated other comprehensive deficit                                           (28,943)              (20,523)
                                                                                   ----------            ----------
                                                                                    5,272,928               356,647
                                                                                   ----------            ----------
                                                                                   $6,662,737            $1,107,537
                                                                                   ==========            ==========

                  MILINX BUSINESS GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                   (UNAUDITED)

                            (Denominated in US Funds)

================================================================================

                                                        FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                 MARCH 31,                          MARCH 31,
                                                      -------------------------------    -------------------------------
                                                           2000              1999             2000              1999
                                                      ---------------    ------------    ---------------    ------------

Net Sales                                                   $ 56,926        $ 16,740          $ 156,735        $ 16,740
Cost of Sales                                                113,203          17,610            273,634          17,610
                                                         -----------       ---------        -----------       ---------
Gross Profit (Loss)                                          (56,277)          (870)           (116,899)           (870)
Selling, General and Administrative expenses               1,530,870         152,646          4,143,556         152,646
Other Income                                                  (6,804)              -             (2,821)              -
                                                         -----------       ---------        -----------       ---------
Net loss from operations                                 $ 1,580,343       $ 153,516        $ 4,257,634       $ 153,316
                                                         ===========       =========        ===========       =========
Net Loss Per Common Share - Basic and Diluted               $   0.17         $  0.02           $   0.48         $  0.02
                                                         ===========       =========        ===========       =========

                  MILINX BUSINESS GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                            (Denominated in US Funds)

================================================================================

                                                                                       FOR THE NINE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    ----------------------------------
                                                                                         2000                1999
                                                                                    ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                           $(4,257,634)         $(153,516)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                      241,779              6,875
        Write off of license and trademark costs                                           304,500                  -
        Stock compensation                                                                  32,000                  -
        Changes in assets and liabilities
           Accounts receivable
               Trade                                                                        12,216                  -
               Employee                                                                    (8,750)                  -
               Other                                                                      (131,451)                 -
           Prepaid expenses                                                                (18,298)                 -
           Accounts payable                                                                178,184              4,500
           Accrued liabilities                                                             711,716              3,008
           Due from Dacstar, Inc.                                                         (140,100)                 -
           Due to 545731 B.C. Ltd                                                          (25,813)                 -
           Due to 569343 B.C. Ltd                                                             (168)            44,799
                                                                                       -----------          ---------
           NET CASH USED IN OPERATING ACTIVITIES                                        (3,101,819)          (94,334)
                                                                                       -----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of fixed assets                                                           (471,810)           (8,463)
    Acquisition of licenses and trademarks                                                (157,468)          (50,000)
    Cash acquired through Forestay                                                             500                  -
    Deposits                                                                              (508,303)           (6,925)
                                                                                       -----------          ---------
           NET CASH USED IN INVESTING ACTIVITIES                                        (1,137,081)          (65,388)
                                                                                       -----------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                                       -            230,000
    Proceeds from issuance of preferred stock                                                    -                100
    Proceeds from issuance of Class A Units                                              2,772,500                  -
    Proceeds from issuance of Class D Units                                              5,333,660                  -
    Proceeds from sale of common stock to employees                                          3,550                  -
                                                                                       -----------          ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                     8,109,710            230,100
                                                                                       -----------          ---------
Effect of the exchange rate changes on cash                                                 (8,420)                 -

Net increase in cash and cash equivalents                                                3,862,390             70,378

Cash and cash equivalents at beginning of period                                             4,522                  -
                                                                                       -----------          ---------
Cash and cash equivalents at end of period                                               3,866,912             70,378
                                                                                       ===========          =========


                           MILINX BUSINESS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: FINANCIAL STATEMENTS

The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2000. The Company was incorporated on December 10, 1998 and commenced its operations in February 1999. Therefore, comparative information is available only for the two months ended March 31, 1999. This Form 10-QSB should be read in conjunction with the Form 8-K/A that includes consolidated financial statements for the year ended June 30, 1999 and the period ended September 30,1999 and Form 10-QSB for the period ended December 31,1999.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER COMMON AND COMMON-EQUIVALENT SHARE

Basic and diluted loss per share is based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding during the three months and the nine months ended March 31, 2000 was 9,152,802 and 8,837,400, respectively. The weighted average number of common shares outstanding during the period ended March 31, 1999 was 5,127,895. Diluted loss per share includes the effect of all potentially dilutive common stock equivalents. Diluted loss per share for the three months and the nine months ended March 31, 2000 equaled basic loss per share due to the anti-dilutive effect of the common stock equivalents.

NOTE 3. MANAGEMENT PLANS

The Company's negative cash flow from operations is expected to continue and will accelerate in the foreseeable future to fulfill the purchase of licenses and equipment, hire additional personnel, as well as to complete the construction and commence the operation of the Data Center. The Company expects that its existing capital resources will be adequate to satisfy the requirements of its current and planned operations until the end of fiscal year 2000. However, the rate at which the Company expends its resources is variable, may be accelerated and will depend on many factors. The Company is currently in the process of completing a private placement of Class D Units for $15 million with results to date noted below. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funding through public or private equity or debt financing. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

Subsequent to June 30, 1999 and through the date of this filing, the Company raised through a series of private placements, $2,772,500 from 1,386,250 Class A Units at $2.00 per Unit and $6,198,660 (net of placement costs) from 3,378,367 Class D Units at $2.00 per Unit.

On March 31, 2000, $140,100 was receivable from Dacstar, Inc. This receivable represented part of the placement proceeds deposited with Dacstar, Inc that were repaid in April 2000. Subscriptions receivable outstanding at March 31, 2000 represent proceeds of sale of Class D Units that were collected subsequent to March 31, 2000.


NOTE 4: ACQUISITIONS

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


NOTE 5: CONTINGENCIES

Two related claims involving a computer software licensing agreement had been previously asserted against the Company. The Litigation has now been completely dismissed at no cost or further obligation to the Company.


NOTE 6: OTHER

During March 2000, the Company finalized agreements to acquire software from iPlanet (the Sun/Netscape Alliance) and U-Force for Virtual Office and Unified Messaging at a cost of $1,695,190, including maintenance contracts. A payment of $1,255,000 was made during April 2000 and the balance of $440,190 is payable in three (3) equal quarterly installments of $146,730 commencing May 29, 2000.

In addition, the company signed leases on March 8, 2000 with Sun Microsystems, Inc. for computer equipment valued at $2,320,000. Down payments of $442,000 were made on the same date. These leases have aggregate monthly payments of $53,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Matters discussed herein contain forward-looking statements that involve risk and uncertainties. Milinx Business Group, Inc. and subsidiary companies' (Milinx) results may differ significantly from results indicated by forward-looking statements. Other risk factors that might cause some differences, include, but are not limited to:

o    Adverse changes in general economic conditions;

o Changes in the present robust growth prospects for the Application Service Provider (ASP) market including business-to-consumer and business-to-business e-commerce;

o Changes in the competitive position and the entry of a number of new ASPs in North America during the next two years;

o The ability of Milinx to complete the construction of a state-of-the-art Data Center during the month of July 2000 (previous target date was April, 2000) providing the capacity to host software applications for rent over the Internet and via private wireless and land based telephone lines;

o The ability of Milinx to meet additional unanticipated costs in the completion of the Data Center.

o The delays that may occur during the start-up phase of the Data Center and delivery of hosted software applications.

o The ability of Milinx to solicit subscribers commencing in May 2000 and to achieve a subscriber base of 465,000 by June 30, 2002;

o The ability of Milinx to overcome concerns regarding security, reliability and disaster recovery;

o    The acceptance of the ASP business model by the marketplace;

o The ability of Milinx to recruit and train personnel with computer systems and operations experience;

o The ability of Milinx to recruit, train and retrain personnel to provide technical support for hosted programs;

o The ability of Milinx to provide the level of professional and integration services at the outset to support marketing and sales efforts;

o The ability of Milinx to make satisfactory arrangements with firms that can provide professional and integration services throughout North America.

o The ability to generate revenues from the Biometric Input Applications and capabilities of the Company to service those customers.

o The ability of Milinx to raise sufficient equity and debt financing to execute its business plan.

PLAN OF OPERATION

Our view of the prospects of the North American Economy is an overall picture of continued economic expansion, slightly increasing inflationary pressures, and overall low unemployment. We strongly believe that small and medium sized businesses (SMEs) will continue to gravitate to new technologies that will dramatically improve their productivity and, ultimately, profitability.

The present main thrust for Milinx is to be a leading provider of advanced services delivery, both as an Application Service Provider (ASP) enhanced by innovative Research and Development leading to a unique bundle of integrated product applications for small and medium sized businesses (SME's).

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

The key elements of this definition are that the provision of resources takes place via the Internet (using a web browser interface, local access or dedicated networking arrangements) and that revenues are earned through a "subscription to" or "rental of" the resource. The ASP model places a new emphasis on the use of applications rather than on ownership, creating numerous benefits for clients by offering higher levels of flexibility, access to the latest technology, and, according to Forrester Research, lower by up to 50% of the Total Cost of Ownership (TCO).

According to Cahners In-Stat Group, Revenue from ASPs will soar from $7 million in 2000 to about $7 billion in 2004 with users increasing in the same period from 20,000 to 30 million.

The ASP delivery model effectively completes a circular journey in the development of business computing. In the 1960s, computer hardware and software was so expensive and complex to operate that businesses rented time on a shared-use basis. As prices fell and ease of use increased, computing moved to desktop PCs, either stand-alone or on a client/server basis. Inexorable increases in both available computing power and businesses' reliance on IT for competitive advantage has led to applications of ever-greater complexity and cost, and a commercial imperative for reduced implementation time. Map these dynamics onto an environment where IT skills are a scarce and costly resource, and the scene is set for widespread preferred acceptance of the ASP delivery model for software and computing power.

While the business practice of operating an in-house IT department is globally accepted today, it is clearly not an efficient solution, diverting companies' valuable resources away from their core competencies. Many firms have acknowledged this inefficiency, but until recently, were left with no other alternative (having been impeded by the technological obstacles of data transmission).

Today, the ASP concept is being widely accepted, based on the availability of high bandwidth and other recent advancements in communications technology. Data transmission over the Internet has become faster, cheaper and more reliable. The fact that the technology and infrastructure to support the ASP model has just recently been developed, which explains why this industry is only emerging now - the demonstrable need has been there for some time.

The ASP market is forecast to displace traditional packaged software, and to become the pre-eminent business-computing model of the first decade of the 21st century.

During a speech to members of the Internet Professionals Network in August 1999, Steve Ballmer, President/CEO of Microsoft, was quoted as saying, "The notion of software as a packaged product will disappear, and that's a fact."

Perhaps the most compelling argument to support the emergence of the ASP is that this delivery model allows businesses to concentrate on their core competencies
- not on their computers. Likewise, businesses' current IT resources are freed from the requirements of system maintenance and upgrades, and are enabled to concentrate on projects and processes that leverage the strategic objectives of the firm. Thus, the ASP delivery model enables users to maximize their competitiveness. The ASP model places a new emphasis on the use of the application rather than on ownership, creating numerous benefits for clients by offering higher levels of flexibility and access to the latest IT resources.

In the ultra-competitive business environment of the new millennium, the ASP delivery model could arguably become obligatory for firms wishing to compete effectively. With the financial efficiencies of the ASP delivery model, this will be within the reach of every SME. Ultimately, few could afford to be without it.

Representative of the market potential, many large corporations are establishing positions in the ASP industry. For example, Microsoft, Lotus, Oracle, and Novell are developing scaleable (expandable) versions of web-based groupware that will be introduced to the ASP market in 2000. Furthermore, an ASP Industry Consortium was established in May 1999 that will establish standards and foster research. Members, including Milinx, of the Consortium include such influential companies as Sun Microsystems, AT&T, Cisco, IBM, Compaq, and GTE.

COMPANY WITHIN THE ECONOMY

Milinx Business Group, Inc. ("Milinx"), a company incorporated December 1998 in the State of Delaware and a Canadian wholly owned subsidiary, operating under the name of Milinx Business Services, Inc., is focused on providing Internet business services initially in the United States and Canada. Milinx Business Group, Inc. commenced operations on February 10, 1999.

Milinx is primarily targeting the middle ground of the ASP market, which specifically means providing communications, productivity and e-commerce functionalities to Small and Medium Enterprises (SMEs) across North America. We propose to set standards of excellence in the provision of such services, and to develop and extend our competitive advantage by the introduction of related value-added services unique to the Company, of which proprietary technology will play a vital important role.

Once this Data Center is operational, it is the Company's plan to construct similar facilities or partner with an existing communication providers, to enable rapid expansion into the United States and then European and Asian Markets.

Our current competitive advantages lie in the comprehensiveness of our services and the reliability and scalability of our system. In addition, we have four patent-pending proprietary technologies, one of which we feel will remove the security risks inherent within Internet-based financial e-commerce transactions.

Milinx has formed an alliance among Sun Microsystems, Inc., Netscape, and their affiliate, iPlanet, to be our strategic partners. Our partners have taken off their gloves, so to speak, and are challenging industry leaders head on. Together, we will have first-to-market advantage and will benefit from technology convergence, which will enable our net-centered applications to be accessed by personal computers as well as a growing variety of wireless handheld devices.

Another thrust for Milinx is in what it calls the Business Builder Toolbox
(BBT), a conceptual expression for a wide range of business functionalities. It is not a static range of services. The BBT continues to evolve just as the business environment does, while adhering to the principles of reflecting the most advanced thinking and development of effective business and productivity tools. Currently, the BBT is composed of Unified Messaging and Virtual Office functionalities. Plans are well advanced to extend the offer with the provision of Sun's StarOffice suite of office productivity software (which emulates Microsoft Office 2000), a specially adapted version of Lotus Notes (created for the ASP delivery model), and a suite of e-commerce functionalities. The latter will be underpinned by our own proprietary technology including a patent-pending biometric-encryption process that we feel will remove the security risks in Internet financial transactions that has inhibited the growth of e-commerce.

Milinx has assembled a team of skilled and experienced professionals in a management framework that embraces all the professional disciplines required to make the Company a successful and profitable major player. Our competitive advantage lies in the comprehensiveness of our services, the reliability and scalability of our industry-leading software and hardware, and the experience and prior knowledge we have gained from developing proprietary messaging software. We have purposely created a Corporate Culture of creative talent building innovative products and services.

SIGNIFICANT CHANGES IN THE COMPANY'S COMPETITIVE POSITION

Milinx has yet to effectively establish a market share position. According to research being conducted on an ongoing basis, a number of companies, including Microsoft, AT&T and other majors, have plans to enter the ASP marketplace during the next few months. It is anticipated that there will be significant competition as more and more software vendors roll out their products so that they can be delivered via the Internet.

ONGOING DEVELOPMENTS

Milinx commenced operations in February 1999 and comparatives are available only for the February to March period.

Milinx has made substantial progress in completing the construction of a state-of-the-art Data Center located in 14,000 square feet of rental space across the street from the Vancouver offices with an estimated completion during the month of July 2000 (the original date of completion was scheduled for April, 2000). The projected costs include use of special materials to provide the highest level of security available, backup generators and disaster recovery systems. The Data Center is projected to be fully operational by July 31, 2000. There is the risk of delays due to the innovative challenges created in the integration of computer systems and the delivery of backup generators and mechanical equipment for the Data Center, which may delay product launches and revenues.

Milinx has specified the highest standard of materials and systems to ensure the physical security of the Data Center, including extensive protection from damage by fire. The Center will be operational 24 hours a day seven days a week (24/7) with qualified computer technical support personnel. The Data Center will have two back-up power systems, batteries and a stand-by generator. Furthermore, all programs and customer data will be operating on two parallel systems. In addition, there will be off-site storage of data at a safe location for recovery purposes. On completion of the project, it is anticipated the Data Center will meet or exceed the highest standards of excellence for security and operations.

RECRUITMENT AND TRAINING OF IT PERSONNEL

There is generally a shortage of trained computer engineers, software developers, and operations support personnel. The Company now has a fully staffed Information Systems Department and is currently retraining some of the personnel for the new positions. However, the Company will require additional trained personnel from outside and recruitment has aggressively commenced to staff the Data Center and related activities.

Milinx has recruited Account Executives with computer and software-related experience who shall have responsibilities to perform systems analysis, make presentations to senior management of corporations, conclude sales and maintain ongoing customer service.

LEGAL

Litigation between Milinx Business Group, Inc. and Interactive Intelligence, Inc., KRP Communications Ltd. and others set forth in Form 8K/A filed on February 15, 2000 has been completely settled at no cost to the Company or further obligation.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has adequate working capital to meet its ongoing obligations but is dependant on continued supplier financing and the sale of stock to fund operations in the short term. The current monthly burn rate is $600,000 and expected to increase to $675,000 commencing July 1,2000. Capital Expenditures for the final quarter of FY 2000 are projected to be $3.5 million, which will substantially complete the construction and operation commencement of the Data Center. See comments below under the heading CAPITAL EXPENDITURES.

Since inception in February 1999 to March 31, 2000, the Company has raised $10,199,680 (net of placement expenses and including $865,000 shown as subscriptions receivable as of March 31, 2000) through a series of private placements of equity securities.

The Company is currently in the process of completing a private placement for D units at $2.00 each, which is composed of one Series C Preferred share and 1/2 1999 Class D Warrant. Each Series C Preferred share is convertible into one common share and each full warrant is exercisable at $2.00 each. The offering has been increased to 7,500,000 units for funding of $15,000,000. At the date of this report, $6,198,660 (after placement costs) has been received. There are no guarantees that additional equity investment will be forthcoming.

CAPITAL EXPENDITURES

Milinx is constructing a state-of-the-art Application Service Provider Data Center and the project is estimated to cost over $6,100,000. Milinx has received a commitment for loan and lease financing of $2,700,000 from its hardware and software vendors with $440,000 of the financing repayable over eight months, $395,000 repayable over 1 year, $550,000 repayable over 2 years, and the balance over 3 years. The remainder of the funding for the Data Center project and other capital expenditures, estimated at $3,500,000, is expected to be funded from current cash resources and additional investment capital.

Based on the Company's plans to expand the number of Data Centers over the course of the next 30 months, it is estimated that an addition of $13,000,000 may be required. It is anticipated that $7,000,000 of the financing may be available from hardware vendors and the balance of the funding will be generated from cash flow and external cash resources provided by debt and equity financing. In the event the Company is required to accelerate its business plan to meet unexpected demand for its services in North America and internationally, Milinx will be required to raise substantial additional funding capital.

RESULTS OF OPERATIONS

Revenues for the third quarter increased 5.7% ($3,088) to $56,926 due to a slightly higher usage of the Business Builder Toolbox. However, the subscriber base and revenues are expected to decline in the fourth quarter as the Company makes a transition to the new scalable ASP systems business model. Revenues are anticipated to increase sharply in the first quarter of the new fiscal year as the new business model is implemented.

The loss on sales increased by $50,341 from $5,936 for the three-month period ended March 31, 2000 compared to the previous quarter. Telecommunication costs increased in the third quarter due to the addition of T1 lines and greater usage by BBT subscribers. The total selling, general and administrative expenses increased $12,487 (.8%) for the third quarter over the second quarter. The rate of increase for these expenses is expected to increase substantially in the fourth quarter as a transition is made to the new ASP business model

     o Wages and benefits increased $68,054 (9.7%) during the third quarter mainly in the Information Services area. The trend in this expense category is expected to continue for the next two quarters as additional personnel are recruited for the Data Centre, research and development projects, Investor Relations, Marketing, and Customer Sales/Support.

     o Professional fees increased by $43,627 (25.6%) (28.5%) primarily due to the legal costs incurred in connection with the legal action against Interactive Intelligence Inc. This action has been settled and legal expenses are expected to decrease in the fourth quarter.

     o Management and consulting fees increased $13,301 (8.8%)12,206 (89%) due to fees related to the integration of the hardware and software for the new Data Centre.

     o The expense for licensing fees of $204,500 in the second quarter is non-recurring.

     o Decreases in other expenses, including sales presentations and promotional materials were offset by an increase in travel expenses. Travel and education expenses will increase in the fourth quarter.

Expenses are expected to increase considerably in the fourth quarter as the ASP business model is implemented. Operating expenses, primarily wages and benefits, rent, travel and promotion are expected to increase at a higher rate than previous quarters as the ASP business model is implemented and expansion occurs in the United States and globally.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation between Milinx Business Group, Inc. and Interactive Intelligence, Inc, KRP Communications Ltd. and others has been completely settled at no cost or further obligation to the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 11, 1999 the Company authorized 71,000 common shares to be sold to employees of the Company's subsidiary. On March 22, 2000 the shares were issued at $0.05 per common share for cash proceeds of $3,550.

On March 31, 2000, the Company had issued privately 3,378,367 Class D units at $2.00 per unit for net cash proceeds of $6,198,660.

The proceeds of the aforementioned placements were used to finance capital expenditures, operating expenses and to provide working capital.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

None


ITEM 5. OTHER INFORMATION

James W. Summers was appointed Chief Financial Officer of the Company on April 19, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K filed January 14, 2000 and Form 8-K/A filed February 15, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


Milinx Business Group, Inc.
(Registrant)



By:   /s/   James W. Summers, CFO
      ---------------------------
          James W. Summers, CFO

Date:  May 10, 2000