Form 10-K
period 2000-06-30
MILINX BUSINESS GROUP INC
filed 2000-10-13
CIK 1088815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

                Pursuant to section 13 or 15(d)Of the Securities
                         Exchange Act of 1934

      For the fiscal year ended June 30, 2000 - Commission File #000-26421


                           Milinx Business Group, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Delaware                                       91-1954074
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or  organization)



                Suite 3827 - 1001 4th Avenue, Seattle, WA, 98154
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                         (206) 621.7032 & (604) 647.7600
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock
                                                           (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                    [X]Yes [ ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2000:

Number  of  shares  of  common  stock  outstanding  as of  September  30,  2000:
16,600,644

Documents incorporated by reference: None


OMB APPROVAL
OMB Number: 3235-0063
Expires: March 31,2003
Estimated average burden hours per response:
430.00



                                Table of Contents

Item 1. Business..................................................................................................3

Item 2. Properties................................................................................................9

Item 3. Legal Proceedings........................................................................................10

Item 4. Submission of Matters to a Vote of Security Holders......................................................10

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters..........

Item 6. Selected Financial Data........................................................

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk....................

Item 8. Financial Statements and Supplementary Data....................................

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 10. Directors and Executive Officers of the Registrant............................

Item 11. Executive Compensation........................................................

Item 12. Security Ownership of Certain Beneficial Owners and Management................

Item 13. Certain Relationships and Related Transactions................................

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............

Item 15. Signatures....................................................................


                                     PART I
Item 1.Business.


EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DESCRIPTION OF OUR BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON OUR PRESENT EXPECTATIONS AND PROJECTIONS, WHICH INVOLVE CONSIDERABLE RISK AND UNCERTAINTY. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A MULTITUDE OF FACTORS INCLUDING THOSE SET FORTH IN THIS ANNUAL REPORT. UNLESS SPECIFIED OTHERWISE AS USED HEREIN, THE TERMS "WE"," US", OR "OUR" REFER TO MILINX BUSINESS GROUP, INC. AND ITS WHOLLY OWNED SUBSIDIARIES.


About Milinx


The Company was incorporated in the State of Delaware on December 10, 1998 and commenced active operations in February 1999. Milinx is an Application Service Provider (ASP) whose market focus principally encompasses the SOHO (Small Office/Home Office), SME (Small/Medium Enterprise), and various Reseller market sectors in North America. The term ASP did not even exist until 1998, when Clare Gillan, an IT Industry analyst with International Data Corporation, defined this term to describe this new software rental model. The term ASP as used in this document is a company that is remotely hosting a software application and providing access and use of it to clients over a secure network on a recurring fee or subscription basis. These services are delivered over a Wide Area Network
(WAN) or a secure Virtual Private Network (VPN) in both cases usually over the Internet.


On December 9, 1999, Milinx entered into a Stock Exchange Agreement with Forestay Corporation, a public reporting company registered in Delaware, to acquire all assets and liabilities of that Company in exchange for 250,000 shares of our common stock. As a consequence of that acquisition, we then elected successor status under the Exchange Act 12g-3. The terms and conditions of that Agreement are set forth in detail in our Form 8-K filed on January 15, 2000, and Form 8-KA filed on February 15,2000.


Our Firm is headquartered in Seattle, Washington but our primary business operations are presently conducted by our wholly owned British Columbia subsidiary, Milinx Business Services, Inc., in Vancouver, BC. Our first Data Center is domiciled in Vancouver, along with all of our 106 employees including 15 in Administration, 2 in Corporate Finance, 11 in Accounting 29 in Business Development, Marketing, and Customer Support, 28 in IT and Web Development Services, 9 in Research and Advanced Technology, 6 in Data Center Security and Management, and 5 in Investor Relations.


The Company expects to relocate its Administration and Marketing activities to Seattle, Washington by June 30, 2001 but intends to continue to maintain significant operations in British Columbia to service our clientele and to continue to enjoy what we perceive to be the benefits of the lower cost of doing our business in that Province as compared with most metropolitan areas in the United States. Also, in that all of the Company's revenues are collected in US Dollars and most of its recurring expenditures are paid in Canadian Dollars, Milinx presently enjoys a favorable exchange rate financial benefit. While the Data Center in Vancouver can service up to 1,000,000 subscribers, we intend to establish similar facilities in the United States and then expand to serve markets in Europe and Asia.

The ASP Business Opportunity


We believe that the ASP delivery model of Information Technology Services (IT) is very well positioned to become the dominant global business computing model of the 21st Century, based upon forecasts of market penetration from leading technology research analysts expanding from US $6 billion dollars in 2001 (Forrester), US $23 billion dollars in 2003, to US $44 billion dollars in 2004
(Ovum). According to International Data Corporation "...the ASP Model will function like a `disruptive innovation', threatening to encroach upon and displace existing ways of doing business for all sorts of IT vendors".


To the customer, the ASP model appears to offer the following distinct advantages:

     o    Lower Total Cost of Ownership.

     o    The  latest  software  is readily  available  and more  affordable.

     o    Applications can be deployed much more expeditiously.

     o Focus can be on the customer's core competency rather than supporting and implementing expensive IT applications.

     o Changing to newer and more productive software and hardware is much more rapid and less expensive.

     o Scalability is insured as the right solutions are put in place and then expanded.

     o    Capital can be freed to invest in the business.

     o    No IT Staff or consultants need to be retained by the customer.

The Milinx Approach


We intend to utilize our core competency as a full-service Application Service Provider to become a leading firm in the middle ground of the ASP Market with our focus encompassing both the customers sought and the applications delivered to them. It is not the intention of Milinx to initially compete with other ASPs in providing complex applications to large corporations. There are many ASPs in that market segment who, in our opinion, are finding acceptance by prospective clients difficult as those firms have already invested in extensive and expensive IT solutions that they will only slowly abandon. We believe that initial market penetration is much more likely to occur through an entry level suite of products targeting smaller and medium sized businesses which tend to be more adaptable, open to new innovations, and lack the capital resources for technology infrastructure and qualified IT personnel.


The strategic plan is to focus our initial efforts on providing our customers with an integrated application solution set that addresses the core needs of businesses, expands presence, increases productivity, and builds lasting relationships. Our Customer Sales and Support Center is available for all levels of assistance and is staffed by competent personnel on a twenty four hours a day seven days a week (24/7) basis. We believe that our extensive investment and total commitment to this effort will greatly enhance our ability to acquire and retain subscribers and facilitate the sale of our existing and new offerings to them.

                    SOFTWARE APPLICATIONS AND PATENTS PENDING
                    -----------------------------------------

The Company has purchased software licenses for Virtual Office and Unified Messaging from iPlanet (a Sun/Netscape Alliance) and Uforce Inc. to accommodate 500,000 subscribers with additional payments required to reach 1,000,000 subscribers. In addition, we purchased BillerXpert, which provides Internet bill presentment and payment solutions to our customers.


Many of our competitors base their business model on reselling third party applications, which rapidly leads to lower commoditization pricing. At Milinx, however, we are focused on developing innovative proprietary technology that is either unique to us or enhances the third party applications that we deliver to customers. We believe this business strategy will create our sustainable competitive advantage, so critical to short and long-term success. The Company has eight patent-pending applications, which are under review in both Canada and the United States. If these patents are granted to us, they have an expiration date of twenty (20) years from date of filing. In our opinion, this approach will distinguish us dramatically in the marketplace by adding value to our services along with the avoidance of expensive licensing agreements with third party vendors.


                                PRODUCT OVERVIEW
                                ----------------

Milinx is now and will be making our initial offering to customers in three increments that began in June 2000 and will conclude in April 2001. However, as market conditions dictate and the results of our Research and Development efforts come to fruition, new services may be added to supplement present offerings and continually expand our product line. Initially, our two primary target markets for Milinx's services will be the Small Office/Home Office (SOHO) market (under 10 employees) and the Small to Medium Enterprises (SME) market (under 500 employees).


Already available are the following services:


miOffice:    Servicing both the SOHO and SME markets, this suite of applications currently includes collaboration and file-sharing applications as well as e-mail and calendaring solutions.


miMessaging: This Unified  Messaging  solution  includes the ability to have all voice, paging, fax and e-mail messages sent to one mailbox for dissemination to the customer, as well as expanded functions to include "follow-me messaging", voice recognition and text-to speech conversion.

October to December 2000


The fourth quarter of 2000 is expected by us to see the following new services added to the Milinx suite of offerings:


miTraining:   Focused  primarily  to  the  SOHO  market,   this  Internet  based
              application suite provides online training for our clientele.


miBilling:   Expected  to be  deployed by the end of  2000,this  application  is
             targeted  at  SOHO  and  SME  organizations   that  want  to  avail
             themselves  of,  web  centric  business   billing   techniques  and
             procedures  to  properly   control  and  monitor   their   accounts
             receivables with the latest technology available.


miCommerce:  This  website-creation  solution  is  aimed  at the  SOHO  and  SME businesses that seek to establish an online catalogue and sell their products securely over the Internet with instant credit card billing and transaction remittances. Currently, in the final stage of development, it is expected to be ready for deployment during the fourth quarter of 2000.


January to March 2001


miOffice VO: Aimed at the SOHO and SME markets, this next stage of MiOffice will include word processing, presentation and spreadsheet solutions. This suite of products is currently in the developmental stage, and with integration into our suite of services by March 2001.


miCRM: Customer Relationship Management (CRM) solutions are by definition intended to centralize and organize all customer information for any company. Milinx's solution is expected to be available in early 2001 to service a primary target market of SMEs along with a secondary market of SOHOs.


miPortal:    This application  creates a secure,  customized online  environment that allows our customers to bring employees, partners, suppliers and customers together onto the same web centric environment. This development-stage solution is expected to deploy late in the first quarter of 2001.


miCast: This application increases the versatility and utility of e-mail, allowing our customers to add voiceover functionality to their e-mails without significantly increasing the size of the e-mail file. In the development stage, this solution is expected to be available by April 2001.


                          MARKETING AND SALES CHANNELS
                          ----------------------------

With the completion of our first Data Center in August 2000, the implementation of our Marketing Plan began in earnest. We researched our known and perceived competitors along with identifying the initial suite of offerings that would be most appealing to the marketplace.

Initially,   we  are  offering  our  products   through  three   distinct,   but
complementary, sales channels:

     o Direct Corporate Sales Force: Targeting businesses of sufficient existing or potential size to justify the deployment of Milinx Sales Personnel, supplemented by IT Professionals, to address technical challenges and issues. Usually, this is a firm of 100+ employees that would greatly benefit from outsourcing some or all of its applications.

     o Direct Sales Network: An independent targeted group of 5,000 business professionals who contract with our wholly owned subsidiary, ASP Technology One, Inc., to resell Milinx products for a commission, specifically oriented to the SOHO and SME markets.

     o Internet Service Providers (ISPs) and Telcos: Offering Milinx Products to the existing customer base of these firms in a revenue sharing model. As an example, in September 2000, we successfully concluded a Strategic Marketing Alliance with AOL Canada to offer our services to that firm's subscribers. We expect that this marketing opportunity will expand and allow us valuable entree into a very wide spectrum of geographic locations. By leveraging these alliances we expect to be able to introduce our services to millions of users in a very cost effective and timely manner.

We believe that the timing is very opportune for this business model for the following reasons:

     o Rapidly increasing awareness and acceptance of web based software solutions.

     o The exponential growth that has occurred and we expect to continue to occur of E-Commerce and Internet usage (according to CommerceNet Research Center, projected users will number 490 million in 2002).

     o    The availability of web based software products.

     o The expanding demands of small and medium sized businesses for cost effective, robust, and the latest IT Solutions along with a profitable and facile Internet presence.




collectively, in our opinion, the offerings with which Milinx has entered the ASP market represent a suite of products encompassing depth, functionality and comprehensiveness for our key target sectors, and positions the Company to score rapid penetration gains that we believe necessary to achieve a significant market share.


                                   Competition
                                   -----------

The markets for our services are now, and will continue to be, extremely competitive. To obtain customers, we are and will be are expending considerable financial resources on marketing our services. These payments include advertising, commissions, share warrants and options and other financial inducements. In that many of our competition have substantially more capital resources than Milinx, our ability to compete may be impaired now and in the future.

There are over 600 firms that classify all or a significant portion of their business to be functionally ASP in nature and many more that provide IT services over the Internet. However, the two principal differentiating factors are the comprehensiveness of the product offerings and competitiveness of the pricing structure to our customers.


First, Milinx is a "pure play" ASP which purposely does not now offer ancillary Internet services. We believe that our concentrated focus on our core business is the most expedient route to positive cash flow and profitability. In our opinion, new web centric business applications will significantly dilute revenues currently being derived through high margin consulting services.


Second, our market focus is, by design, targeted to the SMEs and SOHOs rather than on being an Enterprise Resource Provider ("ERP") to Fortune 2000 Companies, which, in our opinion, is the most difficult market segment to penetrate and unquestionably is the most competitive. We believe that the strategy of many of our competitors is fallacious in that reselling standardized third party applications through restrictive licensing agreements will quickly lead to intense price competition and low profit margins. The development of proprietary applications and less expensive indirect sales channels will, in our opinion, give Milinx a distinct cost advantage although third party applications would be expeditious to implement.


Our present and prospective competitors include other ASPs, systems integrators, ISPs, software companies, and telecommunication companies ("Telcos"). Unlike Milinx, many of these firms have long established operating histories and substantial financial resources. However, we believe the Company can secure a profitable and long term market niche by providing the following services:

     o    A  comprehensive   suite  of  services  that  is  secure,   scaleable,
          functional, and reliable.
     o Proprietary applications, which do not merely resell other third party applications. o Competitive subscription fees.
     o    Customized web sites unique to that customer.
     o    All basic IT business services for our target market.
     o    Total quality 24/7 customer service.
     o Strategic relationships to build customer base through indirect channels.

ASPs. We compete with other companies whose stated core business is providing ASP services. These competitors include USinternetworking, FutureLink, Corio, Applicast, Interliant, Interpath, NaviSite, Telecomputing, and Breakaway.


SYSTEMS INTEGRATORS. We compete with many well established commercial systems integrators who bundle their consulting services with hardware and software providers to provide outsourcing for the customer. Examples of these include Andersen Consulting, Breakaway Solutions, iXL, Enterprises, EDS, KPMG, PricewaterhouseCoopers, and MCI Systemhouse.

ISPs AND WEB HOSTING COMPANIES. We expect that business oriented North American ISPs and Web Hosting firms will begin to expand their product line to include service offerings with Internet and Web Hosting on a subscription basis. Among these are AOL, Concentric Networks, Frontier Corporation, MindSpring Enterprises, NETCOM On-Line Communications Services, Verio, Exodus, UUNet Technologies, Verizon, PSINet, and Digex.


SOFTWARE COMPANIES. Many of the established and significant software application companies either now have or will in the near future offer application solutions for rent over the Internet. Some that already do include SAP, Oracle, IBM, JD Edwards, Microsoft, Siebel Systems, and PeopleSoft. In June 2000, Microsoft announced a new .Net Strategy that will be implemented by subscriptions over the Internet within the next two years, offering their world-renowned existing and expanded product line.


TELCOS. Many long distance companies, regional Bell operating companies, and competitive local exchange carriers now offer Internet services to their clientele. Although these firms have traditionally not been nimble in identifying and serving new markets, the expansive size of their networks and abundant financial resources make them potentially formidable adversaries.


ALTHOUGH MILINX BELIEVES THAT ITS CURRENT AND FUTURE AVAILABLE SERVICE OFFERINGS DO OR WILL COMPETE FAVORABLY, WE MIGHT NOT BE ABLE TO MAINTAIN OUR COMPETITIVE POSITION AGAINST PRESENT AND FUTURE COMPETITORS. MANY HAVE LONGER OPERATING HISTORIES AND SIGNIFICANTLY GREATER FINANCIAL, TECHNICAL, MARKETING AND OTHER RESOURCES THAN US. THESE COMPANIES MAY WELL BE ABLE TO RESPOND MORE QUICKLY TO NEW OR CHANGING OPPORTUNITIES, CHALLENGES, TECHNOLOGIES, STANDARDS OR CUSTOMER REQUIREMENTS.

Item 2.  Properties.


          Seattle Head Office:
          2 offices at 3827-1001 Fourth Avenue.

          Vancouver Administration Offices:
          13,000 square feet at 1080 Howe Street houses our Administration functions, including Accounting, Business Development and Marketing, Research & Development, Communications, Legal, Human Resources, Investor Relations and Intellectual Property Departments, as well as a few members of our corporate IT department.

          Vancouver Data Center:
          14, 005 square feet at 1045 Howe Street houses our Data Centre, Client Services, Web Team and the remainder of our IT department.

          New Location for Vancouver Administration Offices:
          Beginning December 1st, 2000, we will be leasing 23,226 square feet at 595 Burrard Street. Our administrative departments will begin moving on January 15th.

Item 3.  Legal Proceedings.

     (a) On January 11, 2000, Interactive Intelligence, Inc. ("Interactive") advanced a claim through the American Arbitration Association for $3,900,000.00 US funds for an alleged breach of a Software License Agreement. Interactive is the owner of a software program designed to handle intra company telecommunications and small answering services. The Company had responded to Interactive's Arbitration claim by denying any amount was owing and counterclaiming against Interactive for damages stemming from Interactive's failure to deliver a workable system. On February 2, 2000, the Company commenced suit in the Supreme Court of British Columbia, (the "British Columbia Lawsuit"), naming as defendants, Interactive and others. This matter was ultimately settled with neither party receiving any payment from the other. Each party bore their own costs. Milinx's legal expenses incurred in the fiscal year ending June 30, 2000 amounted to $106,393.49

     (b) On October 4, 2000, two former employees of the Company's subsidiary, Milinx Business Services, Inc., ("Services"), Don Williams and Reza Bazargan advanced separate actions in British Columbia Supreme Court against Services alleging breach of their employment severance agreements and claiming unspecified damages. Services will be vigorously defending these actions and counterclaiming against the respective individuals for breach of employment and severance agreements and claiming return of funds paid out under their respective severance agreements and damages for wrongful breach.

                                    PART II

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders in fiscal year 2000.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.


          MARKET INFORMATION


          On June 8, 2000 our common stock began trading, under Rule 211, on the NASD Over the Counter Bulletin Board National Quotation System, under the trading symbol "MIXBA". The following sets forth the average closing prices for high and low bid information for the quarterly periods indicated:

          2000                                       High                  Low
          ----                                       -----                ------
          Quarter ended June 30/00                   $8                   $5.625
          Quarter ended September 30/00              $7.375               $4.125

          The above market quotations were taken directly from the NASDAQ website and reflect inter-dealer prices without retail mark-up, mark-down or commission and may not accurately represent actual transactions.

          HOLDERS

          a)      Common Equity.

                  As of September 30, 2000 there were approximately nine hundred eighty two (982) registered shareholders of record of common stock.

          b)      Preferred Convertible to Common Equity.

                  As of September 30, 2000 there were approximately four (4) shareholders of record of Series A Preferred shares.

                  As of September 30, 2000 there were approximately sixteen (16) shareholders of record of Series C Preferred shares.


          DIVIDENDS


          No dividends have been declared since inception.


          RECENT SALES OF UNREGISTERED SECURITIES


          During the period from inception to June 30, 1999, the Company issued the following unregistered securities. Unless indicated, cash and net proceeds are the same. Also unless indicated, sales under Rule 506 were to persons believed to be accredited investors, as defined in Regulation D:


          On February 12, 1999 the Company completed a placement under Rule 504 of Regulation D, selling 4,300,000 shares of its voting common stock for total cash proceeds of $100,000.00.


          Also on February 12, 1999 under Regulation S, Rule 506, the Company completed a private placement, issuing 2,925,000 Series A Preferred shares to two of the Company's directors, including the President, and to its legal counsel for total cash proceeds of $2,925.00; also at that time, the Company issued 45,000 shares of its voting common stock to an officer of the Company for total cash proceeds of $45.00.

          Each share of Series A Preferred stock is entitled to 2 times voting rights of the common shares to which they may be converted on all matters on which shareholders are entitled to vote and can be converted into shares of common stock at a ratio of 3 shares of common stock for each share of Series A Preferred stock. Series A Preferred stock has a preference on dividends, liquidation and merger at $0.32 per share.


          On March 15, 1999 under Regulation S, the Company issued to Credit Assure International Inc. an option to purchase 750,000 shares of the Company's Preferred A stock for $27,000 total cash proceeds. Options were granted on March 15, 1999 and exercised on April 6, 1999. Due to the absence of any market for the Company's preferred stock, value of the option, if any, at the date of grant was considered negligible.


          On March 19, 1999 the Company completed a placement under Rule 504 of Regulation D selling 1,300,000 shares of its voting common stock for total proceeds of $130,000.00.


          On March 26, 1999, under Regulation S, Credit Assure International Inc. exercised its option on 750,000 Series A Preferred shares for total cash proceeds of $27,000.00.


          On April 2, 1999 the Company completed a private placement under Rule 701 of Regulation D, selling 675,000 shares of its voting common stock for total cash proceeds of $33,750.00 to directors, including the President, officers and consultants of the Company.


          On April 5, 1999 the Company completed a placement under Rule 504 of Regulation D, selling 1,800,000 shares of its voting common stock for total proceeds of $320,000.00.


          On April 20, 1999 200,000 options were granted under Rule 701 to four of the Company's sales associates permitting the purchase of common shares at $2.00 per share effective July 15, 1999 and expiring on March 31, 2001. Using an option valuation model, fair value of the options at the date of grant was determined to be negligible due to low stock volatility and options being "out of the money" at the date of the grant.


          On May 25, 1999 the Company completed a private placement under Regulation S, Rule 701, selling 350,000 shares of its voting common stock for total proceeds of $17,500 to an officer of the Company. The proceeds were collected in full prior to the issuance of the financial statements; however, the proceeds were included in total accounts receivable at June 30, 1999.

          On May 25, 1999, under Rule 506, 900,000 1999 Internal Warrant A were privately issued to a director and the Company's legal counsel. These warrants are exercisable at $ 4.00 per common share until January 31, 2001. The warrants were issued for cash proceeds of $200.00.


          From June 19, 1999 through to December 31, 1999 the Company sold 1,681,250 Class A units at $2.00 per unit for total cash proceeds of $3,362,500. In May 2000, unit holders exercised their right to convert these units into Series B Preferred shares and all outstanding Class A units were converted into 1,681,250 Series B Preferred shares and 840,625 International A Warrants, as more specifically stated below.


          On June 30, 1999,  under  Regulation S, the Company  privately  issued
          295,000   Class  A  units  at  $2.00   per  unit  to  Trans   Research
          International Ltd. for total cash proceeds of $590,000.00.


          Subsequent to June 30, 1999, the Company issued the following:


          On July 25, 1999 under Regulation S, 650,000 1999 Internal Warrant B were issued to two directors. These warrants are exercisable at $6.00 per Series A Preferred share until March 31, 2005.


          On September 30, 1999, also under Regulation S, the Company issued 613,750 1999 Class A units at $2.00 per unit to North American Funding Limited for total cash proceeds of $1,227,500.


          On October 15, 1999 under Regulation S, the Company issued 375,000 of its common shares to Milinx International Inc., (Cayman), as consideration for intellectual property. Also on October 15, 1999 the Company issued 50,000 common shares to Credit Assure International Inc. as consideration for intellectual property and trademarks.


          On October 31, 1999 the Company issued privately under Regulation S, 163,500 1999 Class A units at $2.00 per unit for total cash proceeds of $327,000.00 to Millennium Three Holdings Ltd.


          On November 11, 1999 the Company allotted 71,000 common shares for issuance to employees of its subsidiary, Milinx Business Services, Inc. under Regulation S, Rule 701. The shares were issued at $0.05 per common share for total cash proceeds of $3,550.00.


          On November 30, 1999 under Regulation S, the Company issued privately 212,500 1999 Class A units at $2.00 per unit for total cash proceeds of $425,000.00 to Millennium Three Holdings Ltd.


          As of December 9, 1999 James Medley, a new member of the Board of Directors was awarded 180,000 common warrants under Rule 506, at an exercise price of $4.00 per share. These Warrants expire on January 31, 2001.

          Also on December 9, 1999 the outstanding shares of Forestay Corporation, a Delaware Corporation, were exchanged for 250,000 shares of common stock of the Company, under Rule 506, in a transaction in which Forestay became a wholly owned subsidiary of the Company.


          On December 31, 1999 under Regulation S, the Company issued to Millennium Three Holdings Ltd. 396,500 1999 Class A Units at $2.00 per unit for total cash proceeds of $793,000.00.


          From January 1, 2000 to June 30, 2000 the Company issued privately, under Regulation S, Rule 506, 4,986,923 Class D Units for cash proceeds net of commissions of $9,097,662. During this same period, 2,624,412 Class D Units were converted to 2,624,412 Preferred C Series shares and 1,312,206 D Warrants for total cash proceeds to the Company of $2,625.00.


          On January 31, 2000, under Regulation S, the Company issued privately 325,500 1999 Class A Units at $2.00 per unit for total cash proceeds of $651,000.00.


          As of May 10, 2000, the Company awarded a grant of 39,000 shares each, in escrow, to two of its executives. The shares are to be granted subsequent to the Company completing a Form S-8 registration of its common stock. Due to price volatility of the Company's stock, the Company is unable to determine the amount of additional compensation that will be recorded at the time such shares are issued.


          In May 2000, under Reg. S, 1,681,250 Class A Units were converted to 1,681,250 Series B Preferred shares and 840,625 1999 International A Warrants netting total cash proceeds to the Company of $1,682.00.


          From May to June 2000, under Rule 506, 417,000 shares of Series C preferred stock were converted to 417,000 shares of the Company's voting stock at shareholder's request.


          Also from May to June 2000, under Rule 506, 2,624,412 Class D Units were converted into 2,624,412 shares of Series C Preferred stock and 1,312,206 Class D Warrants.


          In June 2000, under Rule 506, 417,000 shares of Series C Preferred shares were converted into 417,000 common stock shares at the stockholder's request.


          In June 2000, under Rule 506, 37,500 Class D Warrants were converted into 37,500 common stock shares of the Company's voting common stock for total cash proceeds of $75,000.00.


          Subsequent to June 30, 2000, under Regulation S, the Company has sold 89,997 common shares at $4.50 per share for total cash proceeds of $404,986.00.

          Also subsequent to June 30, 2000, 448,187 Class D Warrant were converted to 448,157 common shares for total cash proceeds to the Company of $896,374.


          Subsequent to June 30, 2000, investors converted 906,912 Unit D to 906,912 Series C Preferred shares and 453,456 Warrant D for total cash proceeds to the Company of $907.00. Since, investors converted 906,912 Series C Preferred shares to 906,912 common shares.

          Subsequent to June 30, 2000, 38,989 common shares were awarded to legal counsel in settlement for legal fees and future legal fees of $77,985, under Rule 506. Counsel was further awarded a Warrant as of October 12, 2000 for a term ending June 30, 2002, to purchase up to 100,000 common shares, warrant consideration set at $250.00 with an exercise price being the lowest closing share price on either October 12 or 13, 2000. The warrant was otherwise in the same terms and conditions as the warrant issued to James Medley, Director.

          All above proceeds were used for general working capital and operating purposes, including the lease and rental of equipment, legal, accounting and transfer agent fees, construction of the Company's data center, as well salaries to employees, directors and officers of the Company.

Item 6. Selected Financial Data.


                                             Milinx Business Group, Inc. and Subsidiaries
                                                        Reg. 229.301. Item 301
                                                        June 30, 2000 and 1999


                                                                                     Year ended         Six months ended
                                                                                    June 30, 2000         June 30, 2000
                                                                                  -----------------     -----------------

Operating revenues                                                                         197,193                43,424

(Loss) continuing operations                                                           (6,636,452)             (844,250)
(Loss) continuing operations per common share - basic and diluted
                                                                                             (.74)                 (.32)

Cash                                                                                     2,162,430                 4,522

Property and equipment, net of accumulated depreciation                                  3,572,168               714,232

Other assets - software licenses                                                         2,036,985               261,250

Total assets                                                                             8,993,249             1,107,537

Capital lease obligations, long term                                                       927,808                     -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


          The following discussion and analysis should be read together with the financial statements and related notes of Milinx included in this filing. The discussion contains forward-looking statements involving risks and uncertainties, such as our future plans, projections, objectives, expectations and intentions. Our actual results could differ materially from those anticipated in such forward-looking statements wherever they appear in this filing. Significant factors that could cause or contribute to differences include those discussed in "Risk Factors" as well as those set forth throughout this filing and other filings previously made by the Company. The forward-looking statements contained herein are made as of the date of this filing and we assume no obligation to update these forward-looking statements or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements. See Risk Factors.


          Our View of the Economy


          The United States is now in the tenth year of the strongest economic expansion in its history with exceptional uninterrupted growth in Gross Domestic Product ("GDP"), low unemployment, real income growth, high job creation, acceptable levels of inflation, a strong currency and record levels of capital expenditures. The Technology Sector of the economy has unquestionably been the most significant contributor to this record expansion providing increases to business productivity, thereby abating an increase in inflation, high paying jobs, and capital formation. Canada just began its recovery in 1995 and there is empirical evidence to suggest that its economic growth in relative terms will meet or exceed those of the United States in the next two years.


          However, oil prices have recently escalated dramatically to the highest levels seen since the Persian Gulf War in 1990 and the trade deficit with the rest of the world may well set a record of over $300 billion dollars in 2000. While petroleum products now account for less than 3% of GDP, dramatic oil price escalation in the past has contributed significantly to economic recessions and, therefore, we cannot be completely sanguine that the economic expansion will not be retarded by this occurrence. In addition, if the US dollar begins to weaken, the Federal Reserve Board may well be forced to increase interest rates to support the currency, which could also have negative effects on the economy.


          In recent months, there has been a noticeable slowing in technology expenditures as individuals and businesses have retrenched purchases of personal computers and software. We think this trend is temporary as both evaluate the most advantageous and inexpensive venue to access the Internet for e-commerce, business-to-business transactions and communication.

          Since the first quarter of 2000, the US stock markets have been in some turmoil. In particular, the shares of many technology firms have significantly declined as investors seem well to have returned to fundamentals seeking investment opportunities that promise near term positive cash flow and profitability in their business plans. There is no question that achievement of performance has now replaced "concepts" in the mind of individual and institutional investors. We see this as a positive trend for those firms that can meet or exceed expectations. Alternatively, the share prices of companies that do not achieve forecasted results will suffer significant losses.


          Milinx Overview


          Our Company was incorporated in the State of Delaware in December 1998 and commenced active operations on February 10, 1999. Since that time, we have invested substantial financial resources in computer hardware, software, integration technology, proprietary applications, and skilled, experienced personnel with the objective to become a leading Application Service Provider ("ASP") targeting our services principally to the SME (small and medium sized enterprises) and SOHO (small office and home office) markets on a subscription basis. Since 1998, we provided IT services under the trade name "Business Builder Toolbox"(BBT) but the system discontinued services on June 30,2000.


          In August 2000, we opened our first Data Center in a 14,000 square feet floor of an office building in Vancouver, BC. Milinx has formed an alliance among Sun Microsystems, Inc., Netscape Communications Corporation, and their affiliate, iPlanet, to potentially provide a wide array of services in a secure environment. Although our Data Center can service up to 1,000,000 customers, Milinx intends to expand into the United States which can be accomplished rapidly with either "mini" data centers or co-located facilities with other companies.


          We propose to set standards of excellent service within the context of a "Total Customer Experience" by providing application implementation, integration, and management.


          This value proposition enables our customers to:


          Gain access to integrated applications that automate their internal processes and their exchanges with suppliers, partners, and customers.


          Minimize the considerable upfront costs of licensing enterprise software and implementing them on their existing systems allowing businesses to expend valuable resources on their core competencies.


          Reduce considerably the time and expenditures of constantly upgrading and integrating computer software and hardware.


          Outsource their IT requirements and be provided with total Customer Sales and Support on a 24/7 basis.

          We believe that our sustainable competitive advantage will be the ultimate comprehensiveness of our services, the reliability and scalability of our industry leading hardware and software, and proprietary applications unique to and totally owned by Milinx.


          Results of Operations


          Revenue: Fiscal year 2000 was a one of investment, development and recruitment of personnel to be able to achieve our goal of becoming a leading ASP service provider. For the year, we had total net sales of $197,193 as compared with $43,424 in 1999. All revenue was generated from the BBT suite of services which was discontinued on June 30,2000. All future revenue will be generated from present and future offerings of ASP services to customers.


          Cost of Sales: Milinx had cost of sales of $48,112 and $365,449 for fiscal years 1999 and 2000 respectively. All costs were attributed to the services provided to customers of the BBT. These were principally phone lines and service ($195,395), commissions paid ($51,912), and marketing ($94,371).


          With the ASP business model, these expenses will increase significantly in the future. In September 2000, we concluded a 24 month branding, promotional, and marketing Agreement with AOL Canada
          (AOL) that provided, among other terms and conditions, for a $237,793 payment by Milinx in four quarterly installments and all revenue to be shared 80% to us and 20% to AOL. As the Company aggressively expands marketing our services, it is highly likely that we will be entering into similar agreements, paying commissions, bonuses, and other sales inducements, including options or warrants to purchase Milinx's common stock.


          Gross Profit (Loss): The gross loss from providing services for the BBT increased from $4,688 in 1999 to$168,256 in fiscal year 2000.


          Selling,   General,  and  Administrative   Expenses:   These  expenses
          increased significantly to $6,442,914 in 2000 from $839,192 in 1999. This increase of $5,603,722 between 1999 and 2000 was principally a result of the following:

               o Amortization of computer hardware, software, and licenses increased $412,212 to $454, 244 as the Company acquired the assets integral to its ASP business. This expense is likely to increase in future years.

               o Licensing and software write-downs were $304,500 as the Company expenses discontinued or unusable software. In 1999, there was no such expense and is not likely to recur in the future years.

               o Consulting fees increased $589,858 to $652,498 due to necessity of retaining third parties for systems integration and others to advise the firm on its business operations. By expanding operations geographically and outsourcing the development of proprietary technology, this expense is likely to further increase.

               o Office expenses increased from $15,633 to $202,816 or $187,183. As the Company completes occupancy of its relocated. Administrative Offices and opens new offices, this expense will increase significantly.

               o Legal expenditures increased $365,525 to $482,441. In that Milinx will have to continue to raise significant equity capital and expand its business operations, this expense will continue to increase in future years.

               o Rent increased from $24,466 to $208,937 or $184,495. In 2000, this expense included occupancy costs for the Data Center and expanded administrative office space. The Company is committed to occupy new office space at 595 Burrard Street, Vancouver, BC. which, commencing December 1,2000, will increase our monthly rental expense by $49,833. With our planned geographic expansion, this expense will increase substantially in 2001.

               o Travel and entertainment of $298,587 increased $259,025 from $39,562.As we continue to grow, these expenses will increase commensurately.

               o Wages, salaries, and benefits of $2,972,149 increased significantly from $322,172 as new personnel was rapidly added in fiscal year 2000 to administrate, develop, market, and service its ASP product line. With the planned expansion of Milinx, additional personnel will have to be hired further increasing this expenditure in the future.

               o Payment of compensation through the issuance of stock totaled $318,835. There was no such expense for this item in 1999 as the shares of the common stock were not trading. Presuming the share price Milinx stock increases in the future, there will be a commensurate increase in this expense.


          Net Loss from Operations


          The net loss from operations increased from $844,250 to $6,636,452 or $5,792,180.


          Liquidity and Capital Resources


          As of June 30, 2000, we had cash resources of $2,162,445 on hand which was an increase of $2,157,923 from June 30,1999. Working capital was $1,579,629 as compared with a working capital deficit of $443,669 in 1999.

          During the year, the Company raised $11,573,951 from equity security financing. Principally, these funds were used to fund operations and acquire computer hardware, software, and licenses incident and necessary to its ASP service offerings to customers. Subsequent to June 30,2000, the Company received $3,584,748 by the exercise of D
          Unit Investor Warrants for 1,792,374 shares of common stock at an exercise price of $2.00 per share. In addition, we financed our computer hardware purchases by the use of lease obligations aggregating $1,463,869.


          In August 2000, the Company began offering to accredited investors 2,500,000 common shares of Milinx stock at a price of $4.50 a share or $11,250,000. As of the date of this filing, $404,990 had been received from this offering.


          We believe that the proceeds of this offering combined with the revenue derived from operations will be sufficient to fund our operations for the next twelve months.


          However, if the common stock offering is not successful and the revenues from operations do not meet projections, the Company will not be able to fund present or planned operations. Were either or both of these events to occur, Milinx would have to significantly curtail operations and seek other sources of financing that may or may not be available.


          Risk Factors


          Investing in our Company involves risk. You should carefully consider the risks and uncertainties described in this filing before making an investment decision. These risks and uncertainties are not the only ones that we face or that may adversely affect our business. If any of the following risks or uncertainties actually occur, our business, financial condition, or results of operations could be materially adversely affected. This report also contains forward-looking statements that inherently involve risk and uncertainty. Our actual results could differ materially from those described in the forward-looking statements. This could occur because of the risks described in this filing or other unanticipated events and occurrences not now foreseen.

          The Application Service Provider (ASP) Business Model has not yet been proven.


          Of the 600 firms that classify all or a portion of their business as ASP in nature. Currently, we not aware of any that are presently profitable.


          Our success depends upon the acceptance and increased use of Internet based business software solutions and we cannot be sure that this will happen.


          Our business model is based upon the market acceptance of Internet based software solutions by our potential customers. The marketing of software over the Internet has only begun to evolve and could be adversely effected by a number of factors including, but not limited to, security concerns, inadequate network delivery, and inconsistent performance by the Internet.

          We are competing with Companies with much greater capital resources and longer operating histories


          The ASP market is now and will  continue to be extremely  competitive.
          Many of these firms either have on hand available considerable financial resources not available to us.


          Milinx is presently operating at a loss and experiencing negative cash flow.


          While we began operating in February 1999, our Data Center was not opened until August 2000 enabling us to market our services. Starting our Company involved substantial capital and other expenditures. Developing and marketing our services will involve considerable additional capital and expenditures.


          Our present monthly cash flow deficit is $1,500,000 and could increase to $2,000,000 in December 2000 if revenue projections are not met.


          Milinx continues to operate at a substantial monthly cash flow deficit that has only been funded by equity capital to date. While we anticipate recurring revenue to increase monthly, there is no assurance that this will occur.


          The Company will need significant additional financing to complete development of its product line and proprietary applications that we may not be able to obtain either on terms acceptable to us or at all.


          Since its inception, we have relied almost exclusively on equity capital to fund our operations and capital expenditures. In the fiscal year ending June 30,2000 Milinx spent $3,626,184 for fixed assets, property, and equipment. While we have received $16,380,119 in equity funding, the Company has raised these funds itself and there is no assurance that this can occur in the future.


          The marketing of services just began in August 2000 and there is no assurance that the product line or pricing will be successful.


          As of the date of this filing, the Company has two services to offer to customers with the remainder to be available late in 2000 or the first quarter of 2001. Presently, we do not have a sufficient number of subscribers to ratify either our products or pricing.


          None of our proprietary applications is now in service and none are commercially proven.


          At the core of our Business Model is the development and market acceptance of our proprietary applications only one of which is now in service. If we are unable to complete our proprietary applications, we will have to rent or purchase applications, which will substantially increase the amount of financing required and increase the expenses of the Company.

          The marketing of our services has just commenced and will involve considerable funding which is not now available.


          Initially, the Company intends to market its services through licensed Resellers, our Direct Sales Force, and Internet Service Providers. To date, we have only begun to expend significant funds on marketing but equity funding and revenue, which is by no means assured, can only meet future planned expenditures.


          Additional key personnel will need to be hired and existing personnel retained to fulfill the Company's Business Plan which will be challenging and increase expenditures.


          Although we have built our staff with experienced and qualified professional staff, additional personnel will need to be hired in a very competitive workplace environment. We have certain of our key personnel under management contracts and are expanding our efforts to include them all.


          The Company presently enjoys lower costs of doing business by its principal operations being domiciled in Vancouver, BC. However, these cost advantages in the future are not assured.


          Presently, we operate most of our business through our wholly owned subsidiary, Milinx Business Services, Inc. The costs of doing business in British Columbia are significantly lower than major metropolitan areas in the United States. Also, in that most of our expenditures are dominated in Canadian dollar while projected revenues are to be in US dollars, a significant exchange benefit accrues to our benefit. However, these advantages may not continue at present levels or at all.


          The trading price of our common stock could be subject to significant fluctuations.


          The common shares of Milinx began trading on the NASD Over the Counter Bulletin Board ("OTCBB") on June 8, 2000. While to date our share price has fluctuated between a high of $7.50 and a low of $4.125, stock trading on the OTCBB is generally more susceptible to considerably wider price changes, there is no assurance this could not happen to us.


          The substantial number of future shares available for sale could adversely effect the market price of our common stock.


          As of August 31,2000, Milinx had 15,926,915 shares outstanding but if all of the preferred shares convertible to common and options and warrants are exercised, that would increase the number of shares to approximately 35,000,000. We cannot predict the effect, if any, that future sales of common stock would have on our share price.

Item 10. Directors and Executive Officers of the Registrant.

(a)      Listing and biographies

Name                              Age          Position

Maynard Dokken                     37          President and Chief Executive Officer
Mikiko Fujisawa                    33          Corporate Secretary, Treasurer & Director
John Burns                         59          Director
James Medley                       59          Director
Barry Phillips                     61          Director
James W Summers                    55          Chief Financial Officer
Douglas A. Hicks                   36          Executive Vice President of Business Development
Clare Cremer                       58          Senior Vice President of IT
Edwin Mark                         33          Senior Vice president, Legal and Corporate Counsel
Jonathan Myers                     53          Senior Vice President of Client Operations
Grenfell Featherstone              50          Vice President of Intellectual Property
Lance Drozda                       29          Vice President Emerging Technologies
Gary MacDonald                     32          Vice President of Investor Relations
Rafeh Hulays                       43          Vice president of R&D/Advanced Services
Bill J. Bilic                      40          Chief Software Architect
James B. Maedel                    38          Manager of Human Resources
Rudi Epp                           49          Director of Web Development
Allan Wong                         31          Manager of Infrastructure Applications
Pamela Oram                        52          Manager of the Client Contact Center
David G. Libby                     50          Group Controller
Eric B. Westra                     40          Project Manager and Presales Engineer

Maynard L. Dokken, President, CEO, and Corporate Director

He is the founder of the Company and was experienced in the real estate development business prior to his interest in Internet related businesses. He commenced researching the feasibility of introducing a new unique credit card product in 1994. After spending in excess of US$1,000,000 on the project, here engineered the idea of offering another consumer card to the general public in 1997. He turned his energies to the Internet and telecommunications industries. He is currently the majority shareholder of Milinx Business Group, Inc. He also controls two Companies that have licenses or other arrangements with Milinx:
Milinx International and Credit Assure International, Inc. He is married to Mikiko Fujisawa, Director, Secretary, and Treasurer.

Mikiko Fujisawa, Corporate Director,  Secretary,  and  Treasurer

After four years of experience as an executive assistant at Lapine Corporation and Osaka Gas Co. Ltd, Ms. Fujisawa returned to college for a brief period of study. After her graduation in 1996, she worked briefly at the daily newspaper Chugoku Shinbun-Sya before moving to North America in 1997 and becoming a Director of 545731 BC Ltd, She was responsible for most of the day-to-day management of that company. She has been a Director and the Corporate Secretary of Milinx Business Group since its incorporation in 1998, and as of May 10, 2000 has added the duties of Treasurer. She has been a Director and the Corporate Secretary of Milinx Business Services since its incorporation in 1999, and Corporate Secretary of Credit Assure International, Inc. since incorporation in 1999. She is the wife of Maynard L. Dokken.

John S.  Burns, Director

John S. Burns Q.C., a Director since June 2000, has been a partner of the law firm Bennett Jones in Calgary, Alberta since October 1990. His areas of practice are principally corporate, corporate finance and securities law. Mr. Burns acts for public and private corporations, securities issuers and underwriters. His practice focuses on mergers and acquisitions, public and private offerings, corporate restructurings, cross-border financings and oil, gas and banking transactions. He has participated in conferences and panels and has authored a number of papers and articles with respect to these areas of law. Mr. Burns served as a Public Governor of the Alberta Stock Exchange from 1983 to 1998. He has also served as a member of the Board of Governors of the Olympic Trust of Canada, Strathcona-Tweedsmuir School and is a member of the law societies of Alberta and Upper Canada and the Calgary and Canadian Bar Associations. Mr. Burns graduated for the University of Alberta with a Bachelor of Arts degree in 1963 and a law degree from Dalhousie Law School in 1966. He is a board member of the following publicly held companies: AdvantEDGE International Inc., Canadian 88 Energy Corp., Crispin Resources Limited, Fossil Bay Resources Ltd., Glacier Ventures International Corporation , Gulfstream Resources Canada Limited, International Utility Structures Inc., JAWS Technologies Inc., Milinx Business Group, Inc., PetroSantander Inc., Superior Propane Income Fund, World Wide Warranty Inc., and Xentel Interactive Inc.

James R. Medley, Chairman of the Audit Committee and Director

A Director since December 1999, Mr. Medley is the founder and president of Laux Medley Norris, Inc., investment advisors and business counselors since 1976. He currently serves as Director, Treasurer and CFO for Leading-Edge Earth Products, Inc., a publicly traded development stage company. Mr. Medley has 25 years of experience in diverse areas of financial management and analysis, managing portfolios including precious metals, securities and real estate. He develops financial plans and strategies, proformas, financial analysis and cash flow forecasting for businesses, advises companies on Securities Exchange Commission reporting matters and produces financial proformas for start-up companies. Mr. Medley graduated from Naval Air Training Command, Maintenance Management Information Systems at Ohio University, University of Washington Graduate School of Business Administration, and Wentworth Institute as a Mechanical Engineer in Machine Design. He spent ten years in the United States Navy becoming a Standardization Officer in Naval Air advance Training Command and as a Carrier Aircraft Commander before starting Laux Medley Norris, Inc. in Seattle, WA. Mr. Medley is President, Investment Advisor and Director of Leading Edge Earth Products, and Treasurer/Director of Laux Medley Norris

Barry W.  Phillips, Director

Mr. Phillips was employed with the Canadian Imperial Bank of Commerce both in Canada and internationally, from 1956 to 1977 and his experience included: operations, human resource management, executive training, corporate lending, branch management, corporate marketing and international money management. He has been working at his own management consulting firm since it was established in 1977 in Winnipeg, Manitoba, specializing in corporate finance and reorganizations, mergers and acquisitions, succession planning and sale of businesses and the implementation of financial and management information systems. He is on the advisory board of five private companies, a director of three private mining companies and has retired from the Boards of two public companies. Mr. Phillips was a Director, Treasurer, and CFO of the Company since its inception in February 1999 until April 2000. He retired as Treasurer and CFO in April 2000 but remains as a Director. Mr. Phillips is a Director of Sterling Resources, Inc., Baker Lake Gold Mines, Inc., Mirador Mining Ltd., and Global Games, Ltd.

James W. Summers, Chief Financial Officer

Prior to joining Milinx in April 2000, Mr. Summers career spanned than 28 years of experience as a CEO, CFO, and director and senior officer of substantial real estate investment, development, and construction firms and was one of the founders of two financial institutions in the State of Washington. In 1997, as Executive Vice President of First Wellington Crown Corporation (a subsidiary of The Triple Five Group), he established the Washington State office of a major multinational real estate development firm. Prior to that, he was General Manager of the real estate operations of Sundquist Homes, Inc from 1993 to 1997. Mr. Summers was President/Owner of Pennhill Corporation, a management consulting and real estate development firm. From 1974 to 1990, he was Chairman, CEO and CFO of the largest residential builder/developer based in the Pacific Northwest. He graduated from the University of Scranton with dual majors in Accounting and English, and studied finance at The Stern School of Business at New York University.

Douglas R. Hicks, Executive Vice President of Business Development

Mr. Hicks came to Milinx in July 2000 after two years as a Regional Business Manager for iPlanet E-Commerce Solutions, a Sun-Netscape Alliance. He handled a broad portfolio of Internet infrastructure and e-commerce applications software and services, helping Fortune 2000 and well-funded startup firms grow by leveraging the Internet. His specialty is addressing the needs of business through the enabling of innovative technology solutions and building markets for technology-oriented companies. Before his sojourn at iPlanet, Mr. Hicks was Manager, Western Region at Rogers from 1996 to 1998. From 1994-1996, he was Strategic Accounts Manager at AT&T. Clarence C. Cremer, Senior Vice President of Information Technology Mr. Cremer joined Milinx in June 2000 after an extensive career in Information Technology management and implementation. From 1989 to 1998, he was the Regional Vice President of the Internet consulting firm of LGS Group, Inc. From 1998 to 2000, he was President of C-Log Business Solutions Inc., an independent consulting company in Winnipeg, Manitoba.

Edwin Mark, Senior Vice President, Legal and Corporate Counsel

Specializing in corporate and commercial law, Mr. Mark came to Milinx in July 1999 after seven years with the law firm of Mair, Jensen and Blair. He also brings with him experience as a co-founder of the Entrepreneurs Business Group, and has held the position of Legal Chair with the United Way (Kamloops, B.C.) as well as directorships with the University College of the Cariboo Sports Task Force and the Kamloops Foundation.

Jonathan Myers, Senior Vice President of Client Operations

In addition to his Master's Certificate in Project Management from George Washington University, Mr. Myers brings a wealth of experience to Milinx. He joined the Company in 1999 after 30 years experience with BC Telecom (now Telus). In his 18 years there as a Regional and National Service Manager, he was responsible for the Western Canadian Data Network of the Royal Bank Financial Group, the National Network of the Hong Kong Bank (HSBC), and the Year 2000 conversion program for the Insurance Corporation of B.C.

Grenfell  Featherstone, Vice President of Intellectual Property

With an extensive academic background, Mr. Featherstone taught English, History of Ideas and Debating for 20 years before retiring in 1996. He has considerable experience in academic administration and spent the years since his teaching career as a consultant specializing in Board/CEO policy, strategic planning and communications, before joining Milinx in 1999.

Lance Drozda,  Vice President of Emerging  Technologies

Before joining Milinx Mr. Drozda worked for two years at
iPlanet E-Commerce Solutions, a Sun/Netscape Alliance, where he was a System Engineer and post-sales Account Manager specializing in Internet e-commerce technologies. He was involved with selling and implementing iPlanet products and services with telecommunications companies, Internet Service Providers and ASPs. Prior to iPlanet , he spent four years with EDS Systemhouse as a Senior Systems Analyst and Project Manager for multiple initiatives, including two-and-three-tier client/server based applications.

Gary MacDonald, Vice President of Investor Relations

Gary MacDonald possesses an extensive background in both the securities and entertainment industries, with more than 12 years experience as a securities trader on the Vancouver and New York Stock Exchanges and as a partner in Dimac Capital Corp. (financings, acquisitions and local and foreign market management/compliances). Since 1993, Mr. MacDonald has worked for, and currently serves on the boards of, a number of online companies, while his previous investor relations experience includes senior positions with a number of publicly traded companies. He has also consulted extensively in the areas of financing, investor, corporate, and exchange relations, and marketing. Mr. MacDonald has six years experience in the film and television industries, from full production of his own programs to executive producing, with more than 70 film and television productions to his credit. He received a Bachelor of Commerce Degree, with an economics major, from the University of British Columbia.

Mr. MacDonald is a Director of the following companies: Authenticorp.com, Boomerama.com, Eye2buy.com, World Best Buy.com, Valley High Ventures, Metallex Ventures, Sovereign Chief Ventures, Consolidated AGX Corp., and Dimac Capital Corporation.

Rafeh Hulays, Vice President of Research and  Development/Advanced Services

Doctor Rafeh Hulays is the R&D/Advance Services Vice President, responsible for next generation services and products. He received his Ph.D. in Electrical and Computer Engineering from the University of British Columbia. At the University, Dr. Hulays had a leading role in the Advanced Communications Technology Satellite (ACTS) propagation experiment (A NASA-JPL-CRC project). Dr. Hulays also worked as a prime Research Assistant on several contracts funded by the Communications Research Center to study the effect of precipitation on broadband wireless communication systems. From 1995 to 1997 Dr. Hulays worked at PCS Wireless, Inc. - initially as a Systems Design Engineer, and later as Technology and Advanced R&D Manager. He was involved in an electronics commerce startup (MediaLink Communications Limited) from 1997 to 1999, where he acted as the Managing Director. His responsibilities also included business development and project management. As a Program Manager at Elcombe Systems Limited (A Newbridge networks spin-off) from 1999 until joining Milinx in June 2000, Dr. Hulays was responsible for the overall development of the company's new generation product. Dr. Hulays has nine scientific papers published in Journals and conferences, a patent application and his research was the basis of a Canadian recommendation to the International Telecommunications Union.

Rudi  Epp,  Director  of Web Development

Mr. Epp brings 25 years of varied experience in technical management in numerous roles, specializing in Applications Development and Applications Management. Before joining Milinx in February 2000, he spent 3 years at Information Systems Management (ISM-BC), where he worked as a Business Systems Analyst and Project Manager for initiatives that included a web-based Contract Management system. Before his years at ISM-BC, Mr. Epp worked at BC Telecom (now Telus) from 1989 to 1995. He has a Diploma in Computer Programming with a Business Systems Option.

 James B. Maedel,  Manager of Human Resources

Prior to  joining  Milinx  in March  1999,  Mr.  Maedel  has 12 years of  senior management experience specializing in human resources, operations, sales, business development, and call center.. After graduating from the University of Waterloo, he spent 1 year managing the Call Centre for Future Shop, handling issues from over 100 stores throughout Canada and the US. He spent 5 years as a Regional Manager with Interactive Media Corporation, during which time he was responsible for the operation of 9 branch offices, primarily handling HR issues. Before coming to Milinx, Mr. Maedel spent 6 years at Agency Rent A Car in various business development roles from both a sales and operational perspective.

Bill J. Bilic,

Prior to joining Milinx in October 2000, Mr. Bilic was a Technical Director at Blast Radius Inc. since 1999.. He specialized in the software development management, software architecture and deployment of e-business solutions. In addition to establishing and maintaining technical direction of the company, he has been instrumental in designing and building global brands online presence to enable their business and services over the Internet, such as Nintendo, Kenwood, Nike, etc. Before Blast Radius, Mr. Bilic was with United Nations until 1995, Kellogg's from 1995 to 1996, NBTel from 1996 to 1998, and Irving Oil from 1998 to 1999.

Allan Wong, Manager of Infrastructure Applications

Mr. Wong joined Milinx in July 2000 after two years with iPlanet E-Commerce solutions, a Sun/Netscape Alliance. He was a Senior Consultant for Worldwide Professional Services and specialized in the architecture and deployment of infrastructure and e-commerce solutions. He has helped global Internet Service Providers, telecommunications companies and major financial enterprises enable their business and services over the Internet. As a solution expert, he believes the key to infrastructure deployment is the easy integration of software and hardware. His focus is on security, reliability, scalability and efficiency. Before his stint at iPlanet, he worked at InfoNet from 1994 to 1998.

Pamela Oram, Manager of the Client Sales and Contact Center

Ms. Orem has more than 20 years experience in management including business development, operations, sales and marketing, customer service, call center and help desk. As call center manager for Multiactive Software from 1998 to 1999, she presided over an eight-fold expansion of the center. As President of her own consulting firm from 1979 until coming to Milinx in September 2000, Pamela assisted several small, medium and large companies develop client services, inside sales, after-sales implementation and customer service.

David G. Libby, Group Controller

Prior to joining Milinx in August 1999, Mr. Libby was Controller of Surfwood Supply Ltd. since 1995 with full responsibilities for all accounting matters and the audited financial statements. He implemented a new financial control software system including inventory control and detailed tracking of services and rentals. He is a graduate of the University of British Columbia with a Bachelor of Commerce.

Eric.  B.  Westra,  Project  Manager and  Presales  Engineer

A 1995 graduate in Computer Information Systems from Okanagan University College, Mr. Westra's technical background includes working as a Systems Analyst for BC Trade Development Corporation and the Vancouver office of the BC Premier from 1995 to 1996, as well as Network Support Analyst for a leading network solutions provider from 1996 to 1997. In 1997, he returned to work in the media as a journalist and news anchor until joining Milinx in 1999. His broadcasting experience includes radio and television hosting, program direction, news anchoring, and acting as corporate spokesperson for various clients over a 15-year period. (b) Beneficial Ownership Reporting Compliance

Maynard Dokken,  President,  Forms 3 and 5, one transaction  filed late.
Mikiko Fujisawa, Corporate Secretary, Forms 3 and 5, one transaction filed late. James Medley, Director, Forms 3 and 5, one transaction filed late.
Barry Phillips, Director,  Forms 3 and 5, one transaction  filed late.
James W. Summers,  Chief Financial  Officer,  Forms 3 and 5, one transaction filed late.
Edwin Mark, Vice President & Corporate Counsel,  Forms 3 and 5, one
     transaction filed late.
Clare Cremer,  Forms 3 and 5, one transaction  filed late.
Doug Hicks,  Forms 3 and 5, one transaction filed late.
Max W. Tomaszewski, Form 3.

all persons above are now believed by the Company to be current as of the date of this filing.

Item 11. Executive Compensation.

(b)      Summary Compensation Table

                               Annual Compensation
                                   Fiscal                                                  Securities
                                     Year                                Other Annual      Underlying       All Other
  Name and Principal Position                 Salary ($)    Bonus ($)    Compensation       Options        Compensation
---------------------------------------------------------------------------------------------------------------------------
Maynard L. Dokken                    2000     $ 118,367
President, CEO, and Director         1999     $  29,554
Douglas A. Hicks                     2000                   $  17,006
Executive Vice President (1)
James W. Summers                     2000                                $    21,400          39,000   (2) 39,000 Shares
Chief Financial Officer (2)                                                                             of common stock
Clarence C. Cremer                   2000     $     6,216                $    21,839          80,000
Senior Vice President(3)
Mikiko Fujisawa                      2000     $    85,714
Secretary, Treasurer, and Director   1999     $    19,702
Edwin Mark                           2000     $    73,376                                               (4)39,000 shares
Senior Vice President(4)                                                                                of common stock

(d)  Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

                     OPTIONS GRANTED IN THE LAST FISCAL YEAR

In the fiscal year ended June 30,2000, the Company granted options under the 1997-9 Option Plan or Resolutions of the Board of Directors totaling 4,905,250 common shares of Milinx stock.


                                                                 % of Total Options
                                                                     Granted to
                                         # of Securities            Employees in          Exercise          Expiration
              Name                     Underlying Options            Fiscal Year            Price              Date
----------------------------------  -------------------------- ----------------------- ---------------  -------------------

Maynard L. Dokken                              250000                    5%                     $2.00        1/31/02

Douglas A. Hicks                               108000                    2%                     $2.00        5/31/04
Douglas A. Hicks                               650000                   13%                     $3.00        6/30/03
James W. Summers (1)                           100000                    2%                     $4.50        12/31/01
Clarence C. Cremer                             150000                    3%                     $2.00        5/31/03
Clarence C. Cremer                              10000                    0%                     $2.00        5/31/02
Mikiko Fujisawa                                150000                    3%                     $2.00        1/31/02
Edwin Mark                                      50000                    1%                     $2.00        5/31/01
                                               200000                    4%                    $0.001        5/31/05

TOTAL EMPLOYEE OPTIONS ISSUED IN FISCAL 2000: 4,905,250

Closing Share Price At October 12,2000: 4.75

(1) James W. Summers is the Beneficiary of a Trust administered by an Independent trustee.

(g)  Compensation of Directors.

     The Company has three outside Directors, Barry W. Phillips, and James R. Medley, and John S. Burns. The compensation for each is different reflecting tenure with Milinx, prior services to us or the time the Director has been able to devote in advising Management on its ongoing operations.

     For his services to Milinx as a consultant in the fiscal year ended June 30,2000, Mr. Phillips was paid $38,682. No cash payments to him since his retirement as CFO and Treasurer in April 2000. He has 70,000 shares of common stock, 250,000 Employee Options at $2.00, and 500,000 Internal A warrants exchangeable at $4.00 per share and expiring on January 31,2001.

     Mr. Medley is paid $3,000 monthly for his advice to the Company and has Warrants for 180,000 fully vested shares at a price of $4.50 per common share expiring on January 31,2002. Mr. Burns is to be granted Warrants on 180,000 shares of common stock at the market price on date of grant expiring on January 31,2002. During the fiscal year ended June 30,2000, the law firm of which Mr. Burns is a partner was paid $70,734 for services rendered the Company.

(h) Employment Contracts and Termination of Employment and Change-in-Control Arrangements. We have entered into employment agreements with each of our named executive officers. Each agreement has a fixed base salary and bonuses or stock grants that were approved by our Board of Directors. Among other terms and conditions, each employee agrees that title to all intellectual property while in the employ of Milinx is the sole property of the Company. There are restrictive covenants in the agreements ranging from six months to two years during which time the employee cannot solicit any business from any present or former customers of the Company, solicit the services of anyone in the employ of Milinx, or compete with us in any respect.

     Our Employment Agreements with our Executive Officers can be summarized as follows:

     Maynard L. Dokken---A new employment agreement is being negotiated between Mr. Dokken and the Board of Directors. The terms and conditions of this agreement will be fully disclosed in our next regular filing. His present salary is $118,367 per annum.

     Douglas A. Hicks---A signing bonus of $17,006 plus an annual salary and monthly cash bonuses aggregating $316,898. An option to purchase up to 108,000 shares of common stock at $2.00 per share vesting equally over 36 months with an expiration of May 31,2004. These shares will continue to vest whether or not he is an employee of Milinx. An option to purchase up to 650,000 shares of common stock at a price of $3.00 vesting quarterly in 12 equal installments commencing July 1,2000. James W. Summers---An annual salary of $192,000 plus 3,250 shares of common stock at par value for 12 months commencing June 1,2000. Also,

     Mr. Summers is the beneficiary of a Support Trust administered by an Independent Trustee with an option to purchase up to 100,000 of Milinx common shares at a price of $4.50 vesting quarterly in equal installments over 6 quarters.

     Clarence C. Cremer---An annual salary of $146,041. He has an option to purchase up to 150,000 shares of common stock at a price of $2.00 per share vesting quarterly in 12 equal installments and an additional option to purchase up to 10,000 common shares at $2.00 per share expiring May 31, 2002.

     Mikiko Fujisawa---A new employment agreement is being negotiated between Ms. Fujisawa and the Board of Directors. The terms and conditions of this agreement will be fully disclosed in our next regular filing. Her present salary is $85,714 per annum. Edwin Mark---An annual salary of $112,245. Mr. Mark also has an option to purchase up to 50,000 common shares vesting equally over 4 quarters through June 1,2001 and an option to purchase up to 200,000 shares at a price of $.001 per share through March 31,2005 which will fully vested as of March 31,2001.

(i) Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions. At time of filing, Milinx Business Group, Inc. has not formed a compensation committee. Until such a committee can be formed, the duties traditionally considered to belong to the compensation committee have been undertaken by Maynard Dokken, President and CEO, and James W. Summers, Chief Financial Officer, neither of whom sit on any compensation committee.

(k)  Performance Graph

    CARIO PERFORMANCE GRAPH
       [GRAPHIC OMITTED]



     USINTERNETWORKING PERFORMANCE GRAPH
             [GRAPHIC OMITTED]

    FUTURELINK PERFORMANCE GRAPH
        [GRAPHIC OMITTED]

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a)      Beneficial Ownership

The following table sets forth information regarding the beneficial ownership of our common stock as of September 30, 2000 for the following:

o each person who is known to us to be the beneficial owner of more than 5% of the outstanding common stock;
o    each of our Directors;
o    each of our named Executive Officers;
o    all of our Directors and Executive Officers as a group.

Shares of common stock that a person has the right to acquire under options, warrants or other arrangements within 60 days of September 30, 2000 are deemed outstanding for purposes of computing the percentage ownership of the person who has the right to acquire the shares but are not deemed outstanding for computing the percentage ownership of any other person. Except as provided for under applicable community property laws or as indicated in the footnotes to the table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by that stockholder.


The number and percentage of shares beneficially owned are based on 16,600,644 shares of common stock outstanding as of September 30, 2000.


Beneficial ownership is determined in general, as a person who has voting power or investment power with respect to securities and is treated as a beneficial owner of those securities.


Unless otherwise indicated, addresses for the beneficial owners of 5% or more of the Company's voting securities are in care of the registrant at Suite 3827, 1001 Fourth Avenue, Seattle, Washington, 98154.

                              Name and Address of                     Amount and Nature of             Percent of
Title of Class                 Beneficial Owner                   Beneficial Ownership (1)(2)          Class (3)
---------------    ------------------------------------------    -------------------------------    -----------------
Common             Maynard Dokken                                           8,250,000       (4)           34%
Common             Mikiko Fujisawa                                          3,600,000       (5)           18%
Common             Dr. Bruce Butcher                                          913,989       (6)            5%
Common             Credit Assure International Inc.                         2.300,000       (7)           12%
Common             Millennium Three Holdings Ltd.                           1,158,750       (8)            7%
Common             Trans Research International Ltd.                          935,250       (9)            6%
Common             North American Funding Limited                             920,625      (10)            6%
Common             Bountiful Prosperity Limited                               409,342      (11)            2%

Notes:

(1)  Includes Warrants, Options and Preferred as converted to common.
(2) Preferred shares Series A vote two times the common shares into which they may be converted on all matters.
(3) Based on 16,600,644 common shares. Where beneficial shares are included, beneficial shares are added to the common to calculate the % of class.
(4) Maynard Dokken owns 2,250,000 Series A Preferred shares and 300,000 common shares, and is married to Mikiko Fujisawa; and he controls Credit Assure International Ltd, which owns 750,000 Series A Preferred shares and 50,000 common shares. He also has 400,000 1999 Internal B warrants, exchangeable at $6.00 per share for 400,000 Series A Preferred shares. Shares include 600,000 preferred series A shares in Trust for Ms. Fujisawa. All but 300,000 shares are beneficially owned.
(5) Mikiko Fujisawa owns 850,000 Series A Preferred shares and 300,000 common shares and is married to Maynard Dokken; and she has a minor interest in Credit Assure International Ltd. Mikiko also has 250,000 1999 Internal B warrants, exchangeable at $6.00 per share for 250,000 Series A Preferred shares; all but 300,000 shares are beneficially owned. Shares include 600,000 preferred series A shares held in Trust for Mr. Dokken.
(6) Dr. Butcher owns 75,000 Series A Preferred Shares, 88,989 common shares, 500,000 1999 Internal A Warrants @ $/share, expiring 1/31/2001, and 100,000 2000 Warrants @ approx. $4.7/share, expiring 6/30/2002. All but 88,989 shares are beneficially owned.
(7) Credit Assure International Ltd. owns 750,000 Preferred A shares and 50,000 common shares. All but 50,000 shares are beneficially owned. May be considered beneficially owned by Maynard Dokken and Mikiko Fujisawa.
(8) Millennium Three Holdings Ltd. owns 386,250 1999 International Class A Warrants and 772,500 common shares. 386,250 shares are beneficially owned. May be affiliate of other shareholders (10-11 below) but unable to determine if affiliated.
(9) Trans Research International Ltd. owns 620,000 common shares and 147,500 1999 International Class A Warrants, and 167,750 Class D Warrants. See Note
     (9). 315,250 shares are beneficially owned.
(10) North American Funding Ltd. owns 306,875 1999 International Class A Warrants and 613,750 common shares. See note (9) above. 306,875 shares are beneficially owned.
(11) Bountiful Prosperity has 409,342 Class E Warrants convertible to 409,342 common shares at $2.00 per share. All are beneficially owned. Affiliate status is unknown.

(b)      Management Ownership.

Unless otherwise indicated, addresses for Management owning the Company's voting securities are in care of the registrant at Suite 3827, 1001 Fourth Avenue, Seattle, Washington, 98154.


                                                                         Amount and Nature of
                                Name and Address of                      Beneficial Ownership          Percent of
Title of Class                   Beneficial Owner                               (1)(2)                  Class (3)
---------------    ----------------------------------------------     ---------------------------    ----------------
Common             Maynard Dokken                                           See (a) above                  34%
Common             Mikiko Fujisawa                                          See (a) above                  18%
Common             Douglas Martin                                                 180,000    (1)
Common             Barry W. Phillips                                              720,000    (2)           4%
Common             John Burns                                                                (3)           --
Common             James Medley                                                   180,000    (4)           01%
Common             James W. Summers                                               139,000    (5)           01%
Common             Doug Hicks                                                     758,000    (6)           04%
Common             Clare Cremer                                                   160,000    (7)           01%
Common             Edwin Mark                                                     289,000    (8)           02%
Common             All Officers and Directors as a Group                       14,276,000   (10)           47%

Notes:

(1) Mr. Martin is a Director nominee and has not accepted the position as of October 12, 2000. All would be beneficially owned, and exercisable as warrant for a period of three years from issuance. Exercise price approximately $4.50 per share.
(2) Barry Phillips has 70,000 common shares, 250,000 Employee Options at $2.00 per share, and 400,000 1999 Internal A Warrants at $4.00 per share, expiring 1/31/2001. All but 70,000 shares are beneficially owned.
(3) Mr. Burns has not yet been awarded Warrants, but is expected to be awarded Warrants on the same basis as Mr. Martin. Not included in total.
(4) Mr. Medley has Warrants at $4.50 per share expiring January 1, 2001. All are beneficially owned. Warrants have a cashless exercise feature.
(5) Mr. Summer has 100,000 Warrants vesting equally over 18 months, cashless or exercisable under Form S-8 at $4.50 per share, and 39,000 common shares awarded to be registered under Form S-8, held in escrow and released ratably over one year. Common Shares have not yet been issued. All but 39,000 shares are beneficially owned.
(6) Mr. Hicks has 108,000 options at $2.00 per share, and 650,000 options at $3.00 per share, vesting over time. All are beneficially owned.
(7) Mr.Cremer has 10,000 options at $2.00 per share expiring May 31, 2002, and 150,000 options at $2.00 per share expiring May 31, 2005. All shares are beneficially owned.
(8) Mr. Mark has 200,000 employee options exercisable over time at a nominal amount, and 50,000 options at $2.00 per share expiring May 31, 2002; he also has 39,000 shares awarded under S-8 Registration which are to be held in escrow and released ratably over one year. None of the common shares have been issued. All but the 39,000 shares are beneficially owned.
(9)      Totals are based on those listed above.

(10) Does not include Credit Assure shares which is an affiliate of Mr. Dokken and Ms Fujisawa

(c)      Changes in Control of Registrant

There are no arrangements that would result in a change of control.

Item 13. Certain Relationships and Related Transactions.


The Company's majority stockholder and President has controlling interest in the following companies: Milinx Marketing Group, Inc. (Texas), Milinx Marketing Group, Inc. (British Columbia), Milinx Management Corporation, Credit Assure International, Inc., and Assured Card Corporation (currently inactive).


Effective April 1, 1999, Milinx Marketing Group, Inc. (British Columbia) sold all of its tangible and intangible assets to Milinx - BC, in exchange for $96,948 (CND) or approximately $65,900 (US) promissory note that bears interest at 10% per annum. The full amount was repaid to Milinx Marketing Group prior to June 30, 2000.


On February 12, 1999, the Company entered into a management agreement with Milinx Management Corporation ("Milinx Management"). Under the terms of the agreement Milinx Management was to provide management, administrative and marketing services to the Company in consideration for payment of all of the associated expenses to be incurred by Milinx Management in connection with providing the services, including personnel costs. In addition, Milinx Management was entitled to a management fee equal to fifteen percent of the expenses to be billed to the Company. Before this agreement was terminated on April 1, 1999, the Company received services from Milinx Management, totaling approximately $44,800. By June 30, 2000, the Company paid all but $3,586 of these fees. The balance bears no interest and is due on demand.


On October 15, 1999 the Company acquired substantially all assets of Milinx International, Inc. for consideration of 375,000 of the Company's common shares. Due to unavailability of the information related to the cost of assets acquired, the Company valued shares exchanged based on the present value of the future payments due under the original license agreement (see note E). The value of the consideration paid and the unamortized book value of the original license agreement were written off at the time of acquisition.


On October 15, 1999, Credit Assure International, Inc. received 50,000 common shares from Milinx Business Group in exchange for intellectual property and trademarks. Due to unavailability of the cost information related to the intangibles acquired, the Company valued transaction using estimated fair value of the shares exchanged of $25,000. Acquisition costs were immediately written off as an expense.


During the year ended June 30, 2000, Milinx - BC also incurred various expenses on behalf of Milinx Marketing Group, Inc. (Milinx Marketing) totaling $82,644. At June 30, 2000, the entire balance was recorded as a receivable from Milinx Marketing.


During the year ended June 30, 2000, the Company entered into a management and financial consulting services agreement with a company controlled by a director. The agreement expired March 31, 2000 and required up to $1,200 in weekly payments for services rendered by this director. The Company incurred $48,800 under this agreement during the year ended June 30, 2000. The entire balance was paid in full prior to June 30, 2000.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(k)      List the following documents filed as a part of the report:

   Exhibit
   Number                                                    Description
--------------    ---------------------------------------------------------------------------------------------------


     2.1          Stock exchange agreement between Forestay and Milinx Business Group, Inc.

     3.1          Articles of incorporation of Milinx Business Group, Inc.

     3.2          Corporate by-laws of Milinx Business Group, Inc.

     3.3          Instruments defining the Rights of Security Holders

    10.1          Lease agreement between 356535 B.C. LTD and Milinx Marketing Group, Inc.

    10.2          Lease agreement between 356535 B.C. LTD and Milinx Marketing Group, Inc.

    10.3          Lease agreement between Chung Ping Cheng and Milinx Marketing Group, Inc.

    10.4          Lease agreement between Great Northwest Inc. and Milinx Business Services, Inc.

    10.5          Lease agreement between 1045 Howe Street ??? Inc. .? Ltd.? and Milinx Business Services, Inc.

    10.6          Addendum to lease agreement between 1045 Howe Street ??? Inc.? Ltd.? and Milinx Business
                  Services, Inc.

    10.7          Offer to sublease between Bema Gold Corp. and Milinx Business Services, Inc.  (To Be Added By Amendment)

    10.8          Offer to lease between Bentall Properties and Milinx Business Services, Inc. (To Be Added By Amendment)

    10.9          Schedule B - attachment to 10.8 above - Three Bentall Centre Sample Lease (To Be Added By Amendment)

    10.10         Agreement between AOL Inc. and Milinx Business Services, Inc. (To Be Added By Amendment)

    10.11         Private Label Partnership Agreement between Tornado, Inc. and Milinx Business Services, Inc.
                  (To Be Added By Amendment)

    10.12         Executive Services Agreement between Milinx Business Services Inc. and Clare Cremer (To Be Added By Amendment)

    10.13         Executive Services Agreement between Milinx Business Services Inc. and James W. Summers (To Be Added By Amendment)

    10.14         Executive Services Agreement between Milinx Business Services Inc. and Doug Hicks (To Be Added By Amendment)

    10.15         Employment Agreement between Milinx Business Services Inc. and Edwin Mark (To Be Added By Amendment)

    10.16         Compensatory Contract (Options) - Maynard Dokken (To Be Added By Amendment)

    10.17         Compensatory Contract (Options) - Mikiko Fujisawa (To Be Added By Amendment)

    10.18         Compensatory Contract (Options) - Doug Hicks(To Be Added By Amendment)

    10.19         Compensatory Contract (Options) - Edwin Mark (To Be Added By Amendment)

    10.20         Compensatory Contract (Options) - Barry Phillips (To Be Added By Amendment)

    10.21         Compensatory Contract (Options) - James W. Summers (To Be Added By Amendment)

    10.22         Compensatory Contract (Options) - Clare Cremer (To Be Added By Amendment)

    10.23         Compensatory Contract (Warrants) - Bruce Butcher (To Be Added By Amendment)

    10.24         Compensatory Contract (Warrants) - James Medley (To Be Added By Amendment)

    10.25         Compensatory Contract (Warrants) - Maynard Dokken (To Be Added By Amendment)

    10.26         Compensatory Contract (Warrants) - Mikiko Fujisawa (To Be Added By Amendment)

    10.27         Compensatory Contract (Warrants) - TPG Capital Corporation (To Be Added By Amendment)

    10.28         Compensatory Contract (Warrants) - Barry Phillips (To Be Added By Amendment)

    10.30         Compensatory Contract (Warrants) - Frank Birkholz (To Be Added By Amendment)

    10.31         Compensatory Contract (Warrants) - Jim Summers (To Be Added By Amendment)

    21.1          Subsidiary List(To Be Added By Amendment)

    23.1          Consent by Grant Thornton(To Be Added By Amendment)

    27.1          Financial Data Schedule

Item 15. Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report 10K to be signed on its behalf by the undersigned, thereunto duly authorized on the 12 day of October, 2000.
                               Milinx Business Group, Inc.

                             By:                       /s/  Maynard Dokken
                                   --------------------------------------
                                                           Maynard Dokken,
                                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

                                                           /s/  Maynard Dokken
                                                               Maynard Dokken,
                                         President and Chief Executive Officer
                                                              October 12, 2000


                                                          /s/  Mikiko Fujisawa
                                                              Mikiko Fujisawa,
                                  Corporate Secretary, Treasurer and Director
                                                              October 12, 2000


                                                       /s/         Jim Summers
                                                                  Jim Summers,
                                                       Chief Financial Officer
                                                              October 12, 2000


                                                     /s/            Dave Libby
                                                                   Dave Libby,
                                                                    Controller
                                                              October 12, 2000

                                                       /s/      Barry Phillips
                                                               Barry Phillips,
                                                                      Director
                                                              October 12, 2000


                                                          /s/     James Medley
                                                                 James Medley,
                                                                      Director
                                                              October 12, 2000

             Consolidated Financial Statements and Report of
                Independent Certified Public Accountants

              MILINX BUSINESS GROUP, INC. AND SUBSIDIARIES

                         June 30, 2000 and 1999

                                 C O N T E N T S



                                                                   Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  3


FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                4

         CONSOLIDATED STATEMENTS OF OPERATIONS                      5

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY             6

         CONSOLIDATED STATEMENTS OF CASH FLOWS                      8

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 9

               Report of Independent Certified Public Accountants





Board of Directors and Stockholders
Milinx Business Group, Inc.

We have audited the accompanying consolidated balance sheet of Milinx Business Group, Inc. (a Delaware corporation) and its Subsidiaries, (the Company) as of June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2000 and the six months ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milinx Business Group, Inc. and its Subsidiaries, as of June 30, 2000 and 1999, and the results of their consolidated operations and their cash flows for the year ended June 30, 2000 and the six months ended June 30, 1999, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Seattle, Washington
August 29, 2000



                                          Milinx Business Group, Inc. and Subsidiaries

                                                  CONSOLIDATED BALANCE SHEETS



                                                             ASSETS

                                                                                         June 30,             June 30,
                                                                                           2000                 1999
                                                                                       -------------      ---------------

CURRENT ASSETS
    Cash                                                                               $  2,162,430       $        4,522
    Receivables
        Trade                                                                                 9,334               17,151
        Subscriptions                                                                       323,721                    -
        Goods and services tax                                                              327,149                    -
        Employee and stockholders                                                            20,692                    -
        Other                                                                                     -               50,675
                                                                                       -------------      ---------------
           Total receivables                                                                680,896               67,826

       Due from Milinx Marketing Group                                                       82,644                    -

       Security deposits                                                                    209,362                    -
       Prepaid rent and other                                                                43,549               34,873
                                                                                       -------------      ---------------

           Total current assets                                                           3,178,881              107,221

PROPERTY AND EQUIPMENT-AT COST, net of accumulated depreciation                           3,572,168              714,232

OTHER ASSETS
    Licenses                                                                              2,036,985              261,250
       Capital lease deposits                                                               203,915                    -
    Security deposits                                                                         1,300               24,834
                                                                                       -------------      ---------------

                                                                                       $  8,993,249       $    1,107,537
                                                                                       =============      ===============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                   $    981,233       $      391,412
    Accrued liabilities                                                                     279,758              105,079
    Due to Milinx Marketing Group, Inc.                                                           -               25,813
    Due to Milinx Management Corporation                                                      3,586                3,586
    Due to Milinx International, Inc. - current portion                                           -               25,000
    Capital lease obligations - current portion                                             536,061                   -
    Customer deposits                                                                         2,529                   -
                                                                                        ------------      ---------------

           Total current liabilities                                                      1,803,167              550,890

CAPITAL LEASE OBLIGATIONS, net of current portion                                           927,808                    -

DUE TO MILINX INTERNATIONAL, INC., less current portion                                           -              200,000

COMMITMENTS                                                                                       -                    -

STOCKHOLDERS' EQUITY
    Series A 10% non-cumulative, voting convertible preferred stock, liquidation              3,675                3,675
        value of $1,176,000
    Series B 10% non-cumulative, voting convertible preferred stock, liquidation              1,681                    -
        value of $3,362,500
    Series C 10% non-cumulative, voting convertible preferred stock, liquidation              2,207                    -
        value of $2,207,412
    Common stock                                                                              9,671                8,470
    Additional paid in capital                                                           14,908,291            1,209,275
    Unearned compensation                                                                (1,102,626)                   -
    Accumulated deficit                                                                  (7,480,702)            (844,250)
    Accumulated other comprehensive deficit                                                 (79,923)             (20,523)

                                                                                        ------------      ---------------
                                                                                          6,262,274              356,647
                                                                                        ------------      ---------------


                                                                                       $  8,993,249       $    1,107,537
                                                                                        ============      ===============

The accompanying notes are an integral part of these statements.



                            Milinx Business Group, Inc. and Subsidiaries

                               CONSOLIDATED STATEMENTS OF OPERATIONS




                                                             Year ended              Six months ended
                                                            June 30, 2000              June 30, 1999
                                                          ------------------      ----------------------
Net sales                                                 $       197,193         $              43,424

Cost of sales                                                     365,449                        48,112
                                                          ------------------      ----------------------

Gross profit (loss)                                              (168,256)                       (4,688)
                                                          ------------------      ----------------------

Selling, general and administrative expenses                    6,442,914                       839,192

Other expenses (income)
    Interest                                                       31,515                             -
    Miscellaneous                                                  (6,233)                          370
                                                          ------------------      ----------------------
                                                                   25,282                           370

Net loss                                                  $    (6,636,452)        $            (844,250)
                                                          ==================      ======================

Net loss per common share - basic and diluted             $        (0.74)         $               (0.32)
                                                          ==================      ======================










The accompanying notes are an integral part of these statements.



                                          Milinx Business Group, Inc. and Subsidiaries

                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                            For the six months ended June 30, 1999 and the year ended June 30, 2000

                                                                                           Common Stock       Additional
                         Series A Preferred   Series B Preferred   Series C Preferred                          Paid in
                               Stock                Stock               Stock                                  Capital

                         Shares     Amount     Shares    Amount     Shares      Amount     Shares    Amount
 Balance at January 1,      -      $     -         -    $   -           -      $              -     $    -    $     -
         1999

  Issuance of common
 stock through series
 of private placements                                                                   8,470,000  $  8,470     592,825

 Issuance of Series A
  preferred stock to
  officers and legal
        counsel         2,925,000     2,925

 Issuance of Series A
    preferred stock
  through exercise of
   stock options by                                                                                               26,250
     Credit Assure      750,000         750

 Issuance of Internal
    Warrants A to a
  director and legal                                                                                                 200
        counsel

  Issuance of Class A
   units to various                                                                                              590,000
       investors

   Foreign currency
translation adjustment

 Net loss for the six
 months ended June 30,
         1999
                        ----------  -------- ---------  --------  ---------  --------  -----------  -------- -----------

Balance at June 30,     3,675,000      3,675      -          -         -          -      8,470,000     8,470   1,209,275
1999

  Issuance of common
    stock in asset
 purchase transactions      -          -          -          -         -          -        425,000       425     174,700

  Issuance of common
   stock as part of
  reverse acquisition       -          -          -          -         -          -        250,000       250         250

  Issuance of Class A
   units to various         -          -          -          -         -          -          -          -      2,772,500
       investors


  Issuance of Class D
   units to various         -          -          -          -         -          -          -          -      9,097,662
       investors

 Issuance of Series C
  preferred stock and
  Class D Warrants to
   various investors
 through a conversion       -          -          -          -     2,624,412      2,624       -          -             1
   of Class D units

  Issuance of common
  stock to investors
 through a conversion
 of Series C preferred      -          -          -          -      (417,000)      (417)   417,000       417      -

  Issuance of common
 stock to an investor
 through a conversion
  of Class D warrants       -          -          -          -         -          -         37,500        38      74,962

 Issuance of Series B
  preferred stock and
 1999 International A
  warrants to various
  investors through a       -          -      1,681,250    1,681      -           -          -          -              1
 conversion of Class A
         Units

  Issuance of common
  stock to employees        -          -          -          -         -          -         71,000        71      35,479

 Grant of warrants for
    legal services          -          -          -          -         -          -          -          -        122,000

Grant of stock options
     to employees           -          -          -          -         -          -          -          -      1,421,461

     Current year
    amortization of         -          -          -          -         -          -          -          -         -
 deferred compensation

 Change in cumulative
translation adjustment      -          -          -          -         -          -          -          -         -

   Net loss for year
  ended June 30, 2000       -          -          -          -         -          -          -          -         -
                        ----------  -------- ---------  --------  ---------    --------  ---------  -------- -----------
  Balance at June 30,
         2000           3,675,000  $   3,675  1,681,250 $  1,681   2,207,412   $  2,207  9,670,500  $  9,671  $14,908,291
                        ========== =========  ========= ========  ==========   ========  =========  ========  ===========

The accompanying notes are an integral part of this statement.

                  Milinx Business Group, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

     For the six months ended June 30, 1999 and the year ended June 30, 2000

                                  (CONTINUED)

                                Unearned             Accumulated         Accumulated          Total
                                Compensation           Deficit             Other
                                                                         Comprehensive
                                                                           Deficit


Balance at Jan. 1, 1999     $         -            $      -                $       -         $        -

Issuance of common
stock through series
of private placements                                                                            601,295

Issuance of Series A
preferred stock to
officers and legal
counsel                                                                                            2,925

Issuance of Series A
Preferred stock through
Exercise of stock options
By Credit Assure                                                                                  27,000


Issuance of Internal
Warrants A to a
director and legal
counsel                                                                                              200

Issuance of Class A
units to various
investors                                                                                        590,000

Foreign currency
Translation adjustment                                                          (20,523)         (20,523)



Net loss for the
Six months ended
June 30, 1999                                            (844,250)                              (844,250)
                            -----------------      --------------            -----------     ------------
Balance at
June 30, 1999                                            (844,250)              (20,52)          356,647


Issuance of common
Stock in asset
Purchase transactions                  -                     -                      -            175,125

Issuance of common
Stock as part of
Reverse acquisition                    -                     -                      -                500

Issuance of Class A
Units to various
Investors                              -                     -                      -          2,772,500

Issuance of Class D
Units to various
Investors                              -                     -                      -          9,097,662

Issuance of Series C
Preferred stock and
Class D Warrants to
Various investors
Through a conversion
Of Class D units                       -                     -                      -              2,625


Issuance of common stock
To an investor through a
Conversion of Class C
Preferred                              -                     -                      -                -

Issuance of common stock
To an investor through
Conversion of  Class D
Warrants                               -                     -                      -             75,000

Issuance  of Series B
Preferred  stock and 1999
International  A  warrants
To various investors
Through a conversion of
Class A units                          -                     -                      -              1,682

Issuance of common
Stock to employees                                           -                                    35,550

Grant of warrants
For legal services                      -                                           -            122,000

Grant of stock options
To employees                       (1,421,461)               -                      -                -

Current year amortization
Of deferred compensation              318,835                -                      -            318,835

Change in cumulative
Translation adjustment                  -                    -                   (59,400)        (59,400)

Net loss for year ended
June 30, 2000                           -              (6,636,452)                   -        (6,636,452)

                            -----------------      --------------            -----------     ------------
Balance at                         (1,102,626)     $   (7,480,702)           $   (79,923)    $  6,262,27
June 30, 2000               =================      ==============            ===========     ===========


The accompanying notes are an integral part of this statement.

                                        Milinx Business Group, Inc. and Subsidiaries

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                Year ended             Six months ended
                                                                               June 30, 2000             June 30, 1999

Increase (Decrease) in cash


Cash flows from operating activities
    Net loss                                                                   $ (6,636,452)         $         (844,250)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                               450,814                      42,362
        Write off of license and trademark costs                                    304,500                           -
        Employee stock and stock option compensation                                350,835                           -
        Warrants issued for services                                                122,000                           -
        Changes in assets and liabilities
                   Receivables                                                     (289,349)                    (67,826)
                   Security deposits and prepaid expenses                          (194,504)                    (34,873)
                   Accounts payable, accrued liabilities and customer               447,756                     496,491
                   deposits
                   Related party receivables                                        (82,644)                    (36,282)
                                                                               --------------        ----------------------

                   Net cash used in operating activities                         (5,527,044)                   (444,378)

Cash flows from investing activities
    Acquisition of fixed assets                                                  (1,782,659)                   (677,163)
    Increase in licenses                                                         (1,843,525)                    (50,000)
    Cash acquired through Forestay                                                      500                           -
    Capital lease deposits                                                         (203,915)                    (24,834)
                                                                               --------------        ----------------------

                   Net cash used in investing activities                         (3,829,599)                   (751,997)

Cash flows from financing activities
    Proceeds from issuance of common stock                                           75,000                     601,295
    Proceeds from issuance of preferred stock                                         4,307                       2,925
    Proceeds from issuance of Class A Units                                       2,772,500                     590,000
    Proceeds from issuance of Class D Units                                       8,773,941                           -
    Proceeds form issuance of 1999 Internal Warrants A                                    -                         200
    Proceeds from exercise of stock options                                               -                      27,000
    Proceeds from sale of common stock to employees                                   3,550                           -
    Payments on capital lease obligations                                           (55,347)                          -
                                                                               --------------        ----------------------

                   Net cash provided by financing activities                     11,573,951                   1,221,420

Effect of the exchange rate changes on cash                                         (59,400)                    (20,523)
                                                                               --------------        ----------------------

Net increase in cash and cash equivalents                                         2,157,908                       4,522

Cash and cash equivalents at beginning of year                                        4,522                           -
                                                                               --------------        ----------------------

Cash and cash equivalents at end of year                                       $  2,162,430          $            4,522
                                                                               ==============        ======================

Cash paid for
                        Interest                                               $      8,272          $            1,652

                        Taxes                                                           -                           -

Non-cash disclosures:
                         Equipment under capital lease                         $    2,016,198                       -

                         Note issued in connection with asset acquisition      $        -                        65,681


The accompanying notes are an integral part of these statements.

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Milinx Business Group, Inc. (Milinx - Delaware) was incorporated on December 10, 1998 in the state of Delaware as Milinx Marketing Group, Inc. and commenced its operations on February 10, 1999. Effective April 1, 1999, the Company formed a wholly-owned Canadian subsidiary, Milinx Business Services, Inc. (Milinx - BC) to develop and market its product in Canada. Both companies have adopted June 30 fiscal year ends. Effective May 5, 1999, Milinx - Delaware changed its name to Milinx Business Group, Inc.

On December 9, 1999, through a transaction structured as a reverse acquisition, Milinx - Delaware acquired Forestay Corporation, a reporting company registered in Delaware. The Company elected successor status under Exchange Act Rule 12g-3(a) and became a reporting company effective February 15, 2000. The Company began trading in the OTC market on June 8, 2000.

Milinx Business Group, Inc. and its subsidiaries (collectively referred thereto as "the Company") are developing and marketing business application products including Unified Messaging, Virtual Office Systems, and supplying communication productivity, and e-commerce functionality. The Company is targeting Small and Medium Enterprises (SMEs) in the business Application Service Provider (ASP) market in North America.


1.       Principles of Consolidation
         ---------------------------

The financial  statements  include the accounts of the Milinx - Delaware and its
wholly  owned   Subsidiaries.   All   significant   intercompany   balances  and
transactions have been eliminated.

2.       Revenue Recognition
         -------------------

Revenue from month-to-month subscriber contracts is recognized monthly as earned.

3.       Property and Equipment
         ----------------------

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful life ranging as follows:

Computer hardware and telecommunication
equipment                                    2 - 3 years
Computer software                            3 years
Furniture and fixtures                       2 - 3 years
Leasehold improvements                       The lesser of the lease term or the
                                             estimated useful life of the asset

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

4.       Licenses
         --------

The Company capitalizes costs of software licenses acquired from third party vendors. Amortization is computed using the ratio of current users over the estimated total number of users during estimated useful life of each license. The estimated useful life is determined as the lesser of the license term or estimated life of the license and generally ranges from 2 to 3 years. The Company evaluates capitalized licensing costs quarterly to determine potential impairment.

5.       Loss per share
         --------------

Basic loss per share is based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding during the year ended June 30, 2000 and the six months ended June 30, 1999 was 8,972,958 and 2,656,040, respectively. Diluted loss per share includes the effect of all potentially dilutive common stock equivalents. Diluted loss per share for the year ended June 30, 2000 and the six months ended June 30, 1999 equaled basic loss per share due to antidilutive effect of the common stock equivalents.

6.       Translation Adjustments
         -----------------------

The Company considers the U.S. dollar its functional currency. Milinx - BC's functional currency is the Canadian dollar. Translation adjustments resulting from the process of translating the subsidiaries financial statements into U.S. dollars for consolidation purposes is reported as a separate component of stockholders' equity.

7.       Comprehensive Income
         --------------------

The Company adopted SFAS 130, Reporting Comprehensive Income. The statement requires inclusion of foreign currency translation adjustments, reported separately in stockholders' equity, in other comprehensive income. The Company had no other comprehensive income items for the year ended June 30, 2000 and the six months ended June 30, 1999. The Company's total comprehensive loss for the year ended June 30, 2000 and the six months ended June 30, 1999 was $6,695,852 and $864,773, respectively.

8.       Accounting Estimates
         --------------------

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

9.       New Accounting Pronouncements
         -----------------------------

In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company has not assessed the effect that such adoption may have on its consolidated results of operations and financial position.

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In March 2000, Financial Accounting Board of Standards issued Financial Interpretation No. 44 (FIN 44) Accounting for Certain Transactions involving Stock Compensation. The provisions of FIN 44 are effective July 1, 2000, and, except for certain types of modifications, will be applied prospectively to new awards, exchanges of awards in business combinations, modifications of outstanding awards, and changes in grantee status that occur on or after that date. The adoption of FIN 44 could have a material effect on the future consolidated results of its operations and financial position.

10.      Reclassifications
         -----------------

Certain reclassifications have been made to prior period numbers to conform to current year classifications.


NOTE B - MANAGEMENT PLANS

The Company's negative cash flow from operations is expected to continue through the first two quarters of fiscal year 2001. Until subscription revenue exceeds cash operating expenditures, which the Company expects to occur by the first calendar quarter of 2001, substantial additional equity capital will have to be raised to fund capital expenditures and operations.

In the year ending June 30, 2000, the Company raised $11,573,951 in equity capital without the benefit of an operating Data Center, software applications or an ability to market any of its services.

Subsequent to June 30, 2000, the Company raised $1,326,920 (unaudited) from the conversion of 663,460 in Class D Warrants to common shares prior to August 29, 2000.

The Company is in the process of completing a private placement of 2,500,000 shares of common stock at a price of $4.50 per share for a total of $11,250,000. While certain expressions of interest have been received, no significant amounts have been raised prior to August 29, 2000.

Management believes that completion of the private placement along with the ability since only August, 2000 to solicit subscribers and build recurring revenue, there will be more than sufficient funding for current operations through June 30, 2001. If the private placement is not successful and projected revenues do not materialize as forecasted, the Company will immediately reduce operating expenses as much as necessary and defer or cancel planned geographic expansion and capital expenditures. In addition, the Company will pursue aggressively direct and intermediary third party equity funding sources that were not required in raising the equity funding to date.

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999


NOTE C - PROPERTY AND EQUIPMENT

                                                       June 30,       June 30,
                                                         2000           1999
                                                    ------------    ------------

Computer hardware and telecommunication equipment
                                                    $  2,763,822    $   248,137
Computer software                                        395,461        340,296
Furniture and fixtures                                   259,707         75,476
Leasehold improvements                                   625,729         78,935
                                                    ------------    ------------
                                                       4,044,719         742,844
Accumulated depreciation and amortization                472,551          28,612
                                                    ------------    ------------

                                                    $  3,572,168    $    714,232
                                                    ============    ============



NOTE D - RELATED PARTY TRANSACTIONS

The Company's majority stockholder and President has controlling interest in the following companies: Milinx Marketing Group, Inc. (Texas), Milinx Marketing Group, Inc. (British Columbia), Milinx Management Corporation, Credit Assure International, Inc., Assured Card Corporation (currently inactive).

Effective April 1, 1999, Milinx Marketing Group, Inc. (British Columbia) sold all of its tangible and intangible assets to Milinx - BC, in exchange for a $96,948 (CND) or approximately $65,900 (US) promissory note that bears interest at 10% per annum. The full amount was repaid to Milinx Marketing Group prior to June 30, 2000.

On February 12, 1999, the Company entered into a management agreement with Milinx Management Corporation ("Milinx Management"). Under the terms of the agreement Milinx Management was to provide management, administrative and marketing services to the Company in consideration for payment of all of the associated expenses to be incurred by the Milinx Management in connection with providing the services, including personnel costs. In addition, Milinx Management was entitled to a management fee equal to fifteen percent of the expenses to be billed to the Company. Before this agreement was terminated on April 1, 1999, the Company received services from Milinx Management, totaling approximately $44,800. By June 30, 2000, the Company paid all but $3,586 of these fees. The balance bears no interest and is due on demand.

On October 15, 1999 the Company acquired substantially all assets of Milinx International, Inc. for consideration of 375,000 of the Company's common shares. Due to unavailability of the information related to the cost of assets acquired, the Company valued shares exchanged based on the present value of the future payments due under the original license agreement (see note E). The value of the consideration paid and the unamortized book value of the original license agreement were written off at the time of acquisition.

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999


On October 15, 1999, Credit Assure International, Inc. received 50,000 common shares from Milinx Business Group in exchange for intellectual property and trademarks. Due to unavailability of the cost information related to the intangibles acquired, the Company valued transaction using estimated fair value of the shares exchanged of $25,000. Acquisition costs were immediately written off as an expense.

During the year ended June 30, 2000, Milinx - BC also incurred various expenses on behalf of Milinx Marketing Group, Inc. (Milinx Marketing) totaling $82,644. At June 30, 2000, the entire balance was recorded as a receivable from Milinx Marketing.

During the year ended June 30, 2000, the Company entered into a management and financial consulting services agreement with a company controlled by a director. The agreement expired March 31, 2000 and required up to $1,200 in weekly payments for services rendered by this director. The Company incurred $48,800 under this agreement during the year ended June 30, 2000. The entire balance was paid in full prior to June 30, 2000.

NOTE E - LICENSES

On February 12, 1999, the Company signed a ten-year license agreement with Milinx International, Inc. ("Milinx International"), an affiliated company (see note D). The agreement granted the Company an exclusive right to use Internet and communication technologies, software, trade secrets and marketing systems for Milinx products in North America. The agreement called for $50,000 to be paid by August 12, 1999, and nine yearly payments of $25,000 commencing February 12, 2000. On October 15, 1999 the Company acquired substantially all of the assets of Milinx International for consideration of 375,000 of the Company's common shares. In connection with the acquisition, the

NOTE E - LICENSES - continued

unamortized value of the license was written off (see note D). During the year ended June 30, 2000 and the six months ended June 30, 1999, amortization expense on the license was $6,875 and $13,750, respectively.

The Company entered into a licensing agreement with Intraware, a partner of the SUN/Netscape Alliance (iPlanet) on April 27, 2000. This licensing provides for 500,000 seats of SUN/Netscape Alliance software for Virtual Office and Unified Messaging and 500,000 seats of U-Force Unified Messaging. The total cost of $1,695,115 for this licensing was paid prior to June 30, 2000, except for two payments of $146,730, which are included in the accounts payable at June 30, 2000. The licensing will be amortized based on the number of seats in use. As of June 30, 2000, the Data Center was not fully operational and, thus, no amortization was recognized in the consolidated financial statements.

The Company, in June 2000, entered into several other licensing agreements for use in its new Data Center, at a total cost of $341,870. Some of the features of these licenses are to enable subscribers to view and to "drill down" into their statement detail via the Internet. As of June 30, 2000, the Data Center was not fully operational and, thus, no amortization was recognized in the consolidated financial statements.

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

NOTE F - TRADEMARKS

On March 15, 1999, the Company entered into an agreement with Credit Assure International, Inc. ("Credit Assure"), an affiliated company (see note D). Under the agreement, the Company was granted an exclusive right to use the "CreditAssure" trademark and serve as its exclusive distributor and marketer in the United States and Canada. In consideration of the rights received, the Company granted Credit Assure an option to purchase 750,000 shares of the Company's Preferred A Stock for $27,000. Options were granted on March 15, 1999 and exercised on April 6, 1999. Due to the absence of any market for the Company's preferred stock, value of the option, if any, at the date of grant was considered negligible. On October 15, 1999, the Company acquired substantially all assets of Credit Assure for consideration of 50,000 shares of the Company's common stock (see note D).


NOTE G - STOCKHOLDERS' EQUITY

The Company has the following types of securities authorized and outstanding:

Common Stock - $0.001 par value, 210,000,000 shares authorized, 9,670,500 shares outstanding. On June 12, 1999, the Board of directors resolved to increase the authorized shares to 210,000,000 from 45,000,000 and approved a two for one stock split on the Company's common stock to facilitate proposed financing plans. However, on November 4, 1999, the Board of Directors voted to reverse the foregoing stock split and to consolidate the issued and outstanding shares of common stock at a ratio of one for two, thus, effectively, negating the June 12, 1999 stock split. The number of authorized shares remained at 210,000,000.

Preferred Stock - 100,000,000 shares of preferred stock authorized and designated into series as follows: Series A $0.001 par value, 10%
non-cumulative, voting, convertible preferred stock - 15,000,000 shares authorized, 3,675,000 shares issued and outstanding. Series A preferred stockholders are entitled to a non-cumulative 10% cash dividend. Each share has a $.32 liquidation preference in addition to any declared and unpaid dividends outstanding at the time of liquidation (up to $.32 of accumulated dividends per each Series A preferred share). Each preferred stockholder is entitled to a number of votes that equals twice the number of common shares into which said Series A preferred stock may be converted but no less than six votes for each Series A preferred share. General conversion provisions entitle each preferred share to be converted into three common stock shares. The agreement also has variable conversion provisions designed to prevent dilution of the preferred stockholders' position. No shares can be converted during the twelve months following issuance. The agreement also contains automatic conversion provisions at the election of the Company. At June 30, 2000, the conversion ratio of Series A preferred stock into common stock was 1:3.


Series B no par value voting, convertible preferred stock - 10,000,000 shares authorized, 1,681,250 shares issued and outstanding. Each share of Series B preferred stock has a $2.00 liquidation preference. Each preferred stockholder is entitled to a number of votes that equals the number of common shares into which said Series B preferred stock may be converted. General conversion provisions entitle each preferred share to be converted into one common stock share. The agreement also has variable conversion provisions designed to prevent dilution of the preferred stockholders' position. No shares can be converted until after December 31, 1999. The agreement also contains automatic conversion provisions at the election of the Company. At June 30, 2000, the conversion ratio of Series B preferred stock into common stock was 1:1.

Series C $0.001 par value, 10% non-cumulative, voting, convertible preferred stock - 10,000,000 shares authorized, 2,207,412 shares issued and outstanding. Series C preferred stockholders are entitled to a non-cumulative 10% cash dividend. Each share of Series C preferred stock has a $1.00 liquidation preference less accumulated total dividends paid up to the time of liquidation. Each preferred stockholder is entitled to a number of votes that equals the number of common shares into which said Series C preferred stock may be converted. General conversion provisions entitle each preferred share to be converted into one common stock share. The agreement also has variable conversion provisions designed to prevent dilution of the preferred stockholders' position. The agreement also contains automatic conversion provisions at election of the Company. At June 30, 2000, the conversion ratio Series C preferred stock to common was 1:1.

Of the authorized preferred stock, 65,000,000 shares have not yet been designated to a Series.

Warrants - As of June 30, 2000 the Company has authorized the following warrants:

         1999 Internal Warrant A, 900,000 warrants authorized
         These warrants are exchangeable for common shares at $4.50 per share until January 31, 2002. As of June 30, 2000, 900,000 1999 Internal Warrants A were issued and outstanding.

         1999 International Warrant A, 840,625 warrants authorized
         These warrants are exchangeable for common shares at $2.00 per common share until September 30, 2000. As of June 30, 2000 there were 840,625 1999 International Warrants A issued and outstanding. The Company, at a nominal sum, may repurchase these warrants if the common shares of the Company trade at $2.40 for five consecutive trading days and the warrant is not exercised. None of the warrants have been repurchased by the Company.

         1999 Internal Warrant B, 650,000 warrants authorized
         These warrants are exchangeable for Series A Preferred shares at $6.00 per share until March 31, 2005. At June 30, 2000, there were 650,000 1999 Internal Warrant B issued and outstanding.

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 2000 and1999

NOTE G - STOCKHOLDERS' EQUITY - Continued

         Class A Warrants, 500,000 warrants authorized
         These warrants are exchangeable for common shares at $5.00 per common share until September 30, 2000. The Company, at a nominal sum, may repurchase these warrants if the common shares of the Company trade at $7.50 for five consecutive trading days and the warrant is not exercised. At June 30, 2000, there were no Class A Warrants issued.

         Class B Warrants, 500,000 warrants authorized
         These warrants are exchangeable for common shares at $7.50 per common share until September 30, 2000. The Company, at a nominal sum, may repurchase these warrants if the common shares of the Company trade at $10.00 for five consecutive trading days and the warrant is not exercised. At June 30, 2000, there were no Class B Warrants issued.

         Class D Warrants, 5,000,000 warrants authorized
         These warrants are exchangeable for common shares at $2.00 per common share until November 15, 2000. The Company, at a nominal sum, may repurchase these warrants if the common shares of the Company trade at $2.80 for five consecutive trading days and the warrant is not exercised. During the year ended June 30, 2000, 1,312,206 Class D warrants were issued through a conversion of Class D units. After conversion of 37,500 Class D warrants into 37,500 common shares, 1,274,706 Class D warrants remained outstanding at June 30, 2000.

         Class E Warrants, 1,000,000 warrants authorized
         These warrants are exchangeable for common shares at $2.00 per common share until December 31, 2000. At June 30, 2000 there were no Class E Warrants issued.

Units - the Company authorized the following types of hybrid securities:

         1999 Class A Units, 1,681,250 authorized
         Each unit has a right to purchase one Series B preferred share and 1/2 1999 International Warrant A at a nominal amount of $0.001001. At June 30, 2000, there were no Class A units outstanding.

         1999 Class C Units, 10,000,000 authorized
         These units have a right to purchase one Series B preferred share, 1/2 Class A Warrant, and 1/2 Class B Warrant at a nominal amount at $0.001002. At June 30, 2000 there were no Class C Units issued.

         1999 Class D Units, 10,000,000 authorized
         These units have a right to purchase one Series C preferred share and 1/2 Class D Warrant at a nominal amount of $0.001001. At June 30, 2000, there were 2,362,511 Class D units outstanding.


Issuances

At June 30, 2000, the Company recorded $323,721 in subscriptions receivable related to equity sales transactions further described. This amount was collected in full subsequent to June 30, 2000.

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

         NOTE G - STOCKHOLDERS' EQUITY - Continued

The Company has issued the following types of securities.

         Common Stock

         During the six months ended June 30, 1999, the Company sold 8,470,000 shares of its voting common stock through several rounds of placements under Rules 504 and 701 of Regulation D with prices ranging from $0.001 to $0.18 for total proceeds of $601,295.

         On October 15, 1999, the Company issued 375,000 to Milinx International, Inc. in exchange for intellectual property (see note D). On the same date, the Company issued 50,000 shares to Credit Assure International, Inc. in exchange for intellectual trademark and other intellectual property (see note D).

         On November 11, 1999 the Company allotted 71,000 common shares for issuance to employees of the subsidiaries. The shares were issued at $0.05 per common share for total cash proceeds of $3,550. In connection with the issuance, the Company recorded compensation expense of $32,000 representing the excess of fair value of the Company's common stock on the date of grant over the employee purchase price.

         On December 9, 1999, the Company issued 250,000 shares to stockholders of Forestay Corporation in a reverse merger transaction (see note A).

         On May 10, 2000, the Company authorized grant of 39,000 shares each to two of its executives. The shares are to be granted subsequent to the Company's completing S-2 filing necessary to register its common stock shares.

         From May to June 2000, 417,000 shares of Series C preferred stock were converted in 417,000 shares of the Company's voting common stock at stockholders' request.

         In June 2000, 37,500 Class D warrants were converted into 37,500 common stock shares of the Company's voting common stock for total cash proceeds of $75,000.

         Preferred Stock

         On February 12, 1999, the Company issued 2,925,000 Series A preferred shares (as a private placement) to two of the Company's directors and to its legal counsel for cash proceeds of $2,925.

         On March 26, 1999, Credit Assure exercised its previously granted option to purchase 750,000 Series A preferred shares for total cash proceeds to the Company of $27,000.

         In May 2000, 1,681,250 Class A Units were converted to 1,681,250 Series B preferred shares and 840,625 1999 International A Warrants resulting in cash proceeds to the Company of $1,682.

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999



NOTE G - STOCKHOLDERS' EQUITY - Continued

         From May to June 2000, 2,624,412 Class D Units were converted into 2,624,412 shares of Series C preferred stock and 1,312,206 Class D Warrants. In June 2000, 417,000 shares of Series C preferred were converted into 417,000 common stock shares at the stockholders' request.

         Units

         From June 1999 through December 31, 1999, the Company sold 1,681,250 Class A Units at $2.00 per unit for total proceeds of $3,362,500. In May 2000 unit holders exercised their right to convert these units into Series B preferred shares and all outstanding Class A Units were converted into 1,681,250 Series B preferred shares and 840,625 International A Warrants.

         From January 1, 2000 to June 30, 2000, the Company issued privately 4,986,923 1999 Class D units for cash proceeds (net of commissions) of $9,097,662. During this same period, 2,624,412 Class D units were converted to 2,624,412 Preferred C Series shares and 1,312,206 Class D Warrants for total proceeds to the Company of $2,625.

         Warrants

         On May 25, 1999, 900,000 1999 Internal Warrant A were privately issued to a consultant and the Company's legal counsel. These warrants were exercisable immediately at $7.50 per common share until January 31, 2003. The warrants were issued for cash proceeds of $200. On May 10, 2000, the Board authorized reduction of the warrant's exercise price to $4.50 and amended the expiration date to January 31, 2002. In connection with this modification, the Company recorded $108,000 in additional consulting and legal expenses. The amount was computed using the Black-Scholes pricing model with a risk free rate of 5.67%, 83% volatility, 0% dividend rate and estimated remaining life of 1.6 years.

         On July 25, 1999, 650,000 1999 Internal Warrant B were issued to two directors. These warrants are vested immediately and exercisable at $6.00 per Series A preferred share until March 31, 2005.

         On December 9, 1999, a new director was awarded 90,000 common stock warrants to be vested quarterly over a two year period and exchangeable into common shares at an exercise price of $7.50 per share until December 31, 2002. On May 10, 2000, the Board authorized the reduction of the warrant's exercise price to $4.50, the increase of the number of warrants to 180,000 and to decrease the exercise period to January 31, 2002. Due to the May 10, 2000 modification, the warrants will be subject to quarterly remeasurement with adjustments in value being recorded as an increase or reduction in compensation expense in subsequent financial statements due to the implementation of FIN 44.

         On May 10, 2000, the Company granted 100,000 fully vested common stock warrants, with an exercise price of $4.50 as an additional compensation for legal services performed. The warrants expire January 31, 2001 and were valued using the Black - Scholes pricing model with a risk free rate of 5.67%, 83% and 0% volatility and dividend rate, respectively, and estimated life of approximately 0.7 years. In connection with this transaction the Company recorded $14,000 in additional legal fees.

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

NOTE H- STOCK OPTIONS

Employee-Associates Incentive Warrant Plan
On March 15, 1999, the Company's Board of Directors approved the 1999 Employee-Associates Incentive Warrant Plan. The plan was established as compensation incentive for retention and motivation of employees and independent contractors. A total of up to 780,000 warrants could be authorized to be issued (Rule 701) under this plan. The warrants could be purchased by qualified employees at $0.05 per warrant. Each warrant entitled a warrant holder to purchase one share of the Company's voting common stock at a maximum exercise price of $2 per share. The exercise price varies based on the underlying stock performance. No warrants were issued under the plan through the period ending June 30, 1999, and this plan was subsequently replaced with the 1999-7 Employee Stock Option Plan.

1999-7 Employee Stock Option Plan
On July 14, 1999, the Directors approved the creation of the 1999-7 Employee Stock Option Plan (the Plan) to replace the Employee-Associates Incentive Warrant Plan. Under this plan, the Company may grant up to 4,000,000 options (Rule 701) to employees to acquire one common share per option of the Subsidiaries at an exercise price of $0.002 to $2.00 per share commencing December 31, 1999 and expiring March 31, 2005. After November 4, 1999 reverse stock split (see note G), each option is now convertible into 1/2 share of the Company's common stock. On November 10, 1999, the number of options under this plan was increased to 6,000,000.

The options granted under the Plan have both time and performance vesting components. Time vested shares vest in increments through March 31, 2001 and have a set exercise price of $0.002 per share. Performance vested shares have a exercise price of $2.00 and vest upon achievement of predetermined milestones through January 1, 2001.

On December 3, 1999, the Board of Directors modified the options granted under the Plan to time vest 60% of the original performance vested shares. The modification had no effect on the June 30, 2000 consolidated results of operations due to the exercise price exceeding the fair value of the underlying common stock on the date of the modification. Upon adoption of FIN 44, modified options will be remeasured quarterly with adjustments in value being recorded as increase or decrease in employee compensation expense.

Due to the exercise price of the time vested options being below fair value of the Company's stock on the date of grant, in accordance with Accounting Principle Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, the Company recorded $1,421,461 in deferred compensation. This deferred compensation is to be amortized over the vesting period of the underlying options. During the year ended June 30, 2000, the Company recorded $318,835 in amortization related to the options vested through June 30, 2000.

Director and Executive Stock Option Plan
On July 25, 1999, the Directors authorized 1,000,000 options for directors and executives. Each option would entitle its holder to acquire one share of the Company's common stock per each option granted. These options are exercisable for the period from July 25, 1999 to March 31, 2005.

Option prices are generally equal to the fair market value of the shares of the Company's common stock on the date of grant. Options, generally, vest over a three-year period and expire three to five years from the date of the grant.

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999



NOTE H - STOCK OPTIONS - Continued

Summary of stock option activities
The following is a summary of the employee stock option information for the year ended June 30, 2000 (all option information has been adjusted for the November 1999 reverse stock split).


                                                                Weighted Average
                                                 Shares          Exercise Price
                                              -------------    -----------------

    Options outstanding at June 30, 1999              -          $        -

       Options granted                         4,666,250               1.81
       Options forfeitured                       218,000               0.66
       Options exercised                               -                  -
                                              -------------    -----------------

    Options outstanding at June 30, 2000       4,448,250         $     1.87

    Number of options available for grants     2,551,750

The following table summarizes information about options granted during the year ended June 30, 2000.

                                                                             Weighted Average           Weighted Average Fair
                                                                              Exercise Price                    value

Exercise price exceeds market price at grant date                                  $2.54                        $0.85
Exercise price equals market price at grant date                                   $2.89                        $1.82
Exercise price is below market price at grant date                                $0.002                        $1.24



The following table summarizes information about options outstanding at June 30, 2000.

                                           Options Outstanding                                  Options Exercisable
                        -----------------------------------------------------------    ---------------------------------------
                                              Weighted           Weighted
                                              Average             Average
     Range of               Number         Exercise Price        Remaining               Number          Weighted Average
  Exercise Prices        Outstanding           Price           Contractual Life        Exercisable         Exercise Price
--------------------    ---------------    ----------------   ---------------------    -------------    ----------------------
   $0.002-$1.00            1,400,125            $0.002                4.75                  280,025            $0.002
   $ 1.01-$2.00            1,776,125            $2.00                 3.94                  643,656            $2.00
   $ 2.01-$3.00              650,000            $3.00                 4.75                        -               -
   $ 4.00-$5.00              622,000            $4.50                 4.18                   15,550             4.50
                        ---------------                                                -------------
                           4,448,250                                                        939,231            $1.45
                        ===============                                                =============

The  weighted  average fair value of the options  granted  during the year ended
June 30, 2000 was $1.28.

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

NOTE H - STOCK OPTIONS - Continued

The Company accounts for its stock-based compensation plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.67%, dividend yield 0%, volatility of 83%, and expected lives of approximately 4 to 5 years. Based on the computed option values and the number of the options issued, had the Company recognized compensation expense, the following would have been its effect on the Company's net loss:

                                 Year ended
                               June 30, 2000
                            -----------------
     Net loss
---------------------
As reported                 $     6,636,452
Pro forma                         8,033,231

Loss per share
---------------------
As reported                 $        (0.74)
Pro forma                            (0.90)

On April 20, 1999, 200,000 options were granted (under Rule 701) to four of the Company's non-employee sales associates permitting the purchase of common shares at $2.00 per share effective July 15, 1999 and expiring on March 31, 2001. Using an option valuation model, fair value of the options at the date of grant was determined to be negligible due to low stock volatility and options being "out of the money" at the date of grant.

NOTE I - INCOME TAXES

The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS No. 109). Milinx - Delaware is primarily a United States taxpayer, while Milinx - BC primarily files in Canada. The income tax provisions reconciled to the tax computed at the statutory federal rate for the year ended June 30, 2000 and the six months ended June 30, 1999 were:

                                        2000                   1999                   2000                   1999
                                 Milinx - Delaware      Milinx - Delaware         Milinx - BC             Milinx - BC
                                ---------------------  ---------------------  ---------------------  ----------------------

Tax benefit at statutory rate   $       (483,640)      $        (93,766)      $     (1,772,753)      $          (197,589)
Permanent differences                        627                      -                 10,834                         -

Canadian tax rate differences                  -                      -               (669,691)                        -
Increase in valuation
allowance                                483,013                 93,766              2,431,610                   197,589
                                ---------------------  ---------------------  ---------------------  ----------------------

Total                           $             -        $             -        $             -        $                -
                                =====================  =====================  =====================  ======================



                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

NOTE I - INCOME TAXES - continued

The components of deferred taxes are as follows at June 30, 2000 and 1999:

                                        2000                   1999                   2000                   1999
                                 Milinx - Delaware      Milinx - Delaware         Milinx - BC             Milinx - BC
                                ---------------------  ---------------------  ---------------------  ----------------------
Deferred tax asset:
    Net operating loss                                                                                        210,532
    carryforward                $       396,082        $        64,186        $     2,792,551        $
    Depreciation                              -                      -               (169,085)                (12,943)
    Stock options and
    warrants                            149,884                      -                      -                      -
    Organization costs                   29,087                 29,580                      -                       -
    Other                                 1,726                      -                  5,734                       -
    Valuation allowance                 (576,779)              (93,766)             (2,629,200)              (197,589)
                                ---------------------  ---------------------  ---------------------  ----------------------

                                $            -         $            -         $            -         $            -
                                =====================  =====================  =====================  ======================


The Company has established the above valuation allowances as of June 30, 2000 and 1999 due to uncertainty of future realization of deferred tax assets. Total valuation allowance increased by $2,914,624 from June 30, 1999 to June 30, 2000, primarily due to current year temporary differences. At June 30, 2000, the Company has $6,841,074 in net operating loss carryforwards for federal income tax purposes available to offset future income which expire in 2020. Included in this amount is $6,121,329 of net operating loss for Canadian income tax purposes which, if utilized before expiring in the next seven years, will result in additional tax savings of approximately $711,000. Potential changes, if any, in the company's ownership could result in limitations on the use of its net operating loss carryforwards.


NOTE J - COMMITMENTS AND CONTINGENCIES

1.       Operating Leases

The Company has obligations under long term, non-cancelable operating leases for premises and equipment. Lease terms range from 4 to 5 years. The future minimum payments are as follows:

            Year ending June 30,

                    2001                               $ 208,755
                    2002                                 197,085
                    2003                                 200,640
                    2004                                 193,853
                    2005                                  36,332
                                                   ----------------------

Total minimum lease payments                             $ 836,666
                                                   ======================

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

NOTE J - COMMITMENTS AND CONTINGENCIES - continued

Consolidated rent expenses for the year ended June 30, 2000 and the six months ended June 30, 1999, were approximately $287,000 and $32,000, respectively.

2.       Capital Leases

In connection with the opening of new Data Center, the Company entered into several capital lease agreements ranging in duration from two to three years. As of June 30, 2000, the future minimum lease payments under these agreements are as follows.

            Year ending June 30,

                    2001                            $     680,256
                    2002                                  649,912
                    2003                                  377,578
                                                 ------------------
                                                        1,707,746

Less: interest (at 12%)                                 (243,877)
                                                 ------------------

Present value of capital lease obligations
                                                        1,463,869

Current portion of capital lease obligations
                                                          536,061
                                                 ------------------

Long term portion of capital lease
obligations                                         $     927,808
                                                 ==================

As of June 30, 2000, the capitalized cost of equipment under capital leases was $2,016,200. During the year ended June 30, 2000, the Company recorded $114,865 in amortization expense on equipment under capital leases.

In June 2000, the Company entered into three other capital lease agreement and made downpayments on two of them totaling $203,915. Due to equipment not being delivered until subsequent to June 30, 2000, no capital lease obligation was recorded as it relates to these arrangements and, thus, future payments are not included in capital lease obligation schedule. The downpayments made were shown as other current assets on June 30, 2000 consolidated balance sheet. New leases range in duration from 2 to three years and require monthly payments ranging from $1,540 to $31,870.

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

NOTE J - COMMITMENTS AND CONTINGENCIES - continued

3.       Employment Agreements

At  June  30,  2000,  the  Company  has  employment  contracts  with  two of its
officers/directors   requiring  monthly  compensation  payments  of  $17,250  in aggregate and expiring on December 9, 2002. Total payments due are as follows.

         Year ending June 30,

                 2001                          $ 207,000
                 2002                            207,000
                 2003                             86,250
                                             -------------

                                             $   500,250
                                             =============


Total unpaid compensation under contracts as of June 30, 2000 and 1999, were $7,590 and $51,750, respectively and was included in accrued liabilities in the accompanying consolidated balance sheet.

4.       Legal

Two related claims or potential claims involving computer software licensing were asserted against the Company. KRP Communications, Ltd. ("KRP") claimed the sum of $210,048 Canadian funds for an alleged failure to pay timely license fees for computer software. On January 11, 2000, Interactive Intelligence, Inc. ("Interactive") advanced a claim through the American Arbitration association for $3,900,000 U.S. funds for an alleged breach of a Software License Agreement. KRP was Interactive's reseller. Interactive was the owner of a software program designed to handle intra company telecommunications and small answering services. The Company responded to Interactive's Arbitration claim by denying any liability and counterclaimed against Interactive for damages stemming from Interactive's failure to deliver a workable system. On February 2, 2000, the Company commenced suit in the Supreme Court of British Columbia, (the "British Columbia Lawsuit"), naming as defendants KRP, Interactive and others. During March, 2000, both claims were completely dismissed at no cost to the Company.

From time to time, the Company is a party to various legal proceedings incidental to its business. The Company believes that none of the other presently pending legal proceedings will have a material adverse effect upon its consolidated financial position, results of operations, or liquidity.

NOTE K - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         Year ended June 30, 2000                                      Quarter
                                                 1st            2nd            3rd             4th
Net sales                                     $  45,971     $  53,839   $    56,926    $     40,457
Gross profit                                    (54,686)       (5,936)      (56,277)        (51,357)

Net loss from operations                     (1,126,559)   (1,550,732)   (1,580,343)     (2,378,818)
Net loss per common share - basic and
diluted                                       $   (0.13)    $   (0.17)  $     (0.17)   $     ( 0.25)


                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

NOTE K - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) - continued

         Year ended June 30, 1999                                   Quarter
                                                 1st            2nd        3rd          4th
Net sales                                        N/A            N/A     $  16,740    $    26,684
Gross profit                                     N/A            N/A          (870)        (3,818)

Net loss                                         N/A            N/A       153,316        690,934
Net loss per common share - basic and
diluted                                          N/A            N/A     $   (0.02)   $    (0.08)

NOTE L - SUBSEQUENT EVENTS

Subsequent to June 30, 2000, investors converted 1,829,111 Class D Units to 1,829,111 Series C preferred shares and 914,555 Class D Warrants for total proceeds to the Company of $1,829.

Subsequent to June 30, 2000, investors converted 2,207,412 Series C preferred shares to 2,207,412 common shares.

Subsequent to June 30, 2000, 663,460 Class D Warrants were converted to 663,460 common shares for total cash proceeds to the Company of $1,326,920.