Form 10-Q
period 2000-09-30
MILINX BUSINESS GROUP INC
filed 2000-11-20
CIK 1088815

---------------------------
                                                     OMB APPROVAL
                                                     ---------------------------
                                                     ---------------------------
                                                     OMB NUMBER:  3235-0070
                                                     Expires:  April 30, 2003
                                                     Estimated average burden
                                                     hours per response....34.00
                                                     ---------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the period ending  September 30, 2000
                                          ------------------

                              Commission File No.


                           Milinx Business Group, Inc.
                         Suite 3226, 1001 Fourth Avenue
                            Seattle, Washington 98154
                            -------------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   91-1954074
                                   ----------
                      (I.R.S. Employer Identification No.)

                         Suite 3226, 1001 Fourth Avenue
                               Seattle, Washington
                    (Address of principal executive offices)

                                      98154
                                      -----
                                   (Zip Code)

                        (206) 621-7032 or (604) 647-7600
                        --------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X   Yes  _____  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

16,461,911 common shares issued and outstanding at October 31, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  MILINX BUSINESS GROUP, INC. and SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                                                 September 30,            June 30,
                                                                                                     2000                   2000
                                                                                                  Unaudited
                                                                                                  ------------         -------------
CURRENT ASSETS
  Cash                                                                                            $  1,814,366         $  2,162,430
  Receivables
       Trade                                                                                             9,227                9,334
       Subscriptions                                                                                      --                323,721
       General Sales Tax                                                                               452,655              327,149
       Employee and stockholders                                                                        45,731               20,692
                                                                                                  ------------          ------------
          Total accounts receivable                                                                    507,613              680,896

       Due from Milinx Marketing Group                                                                  81,701               82,644

       Security deposits                                                                               121,837              209,362
       Prepaid rent and other                                                                          215,100               43,549
                                                                                                  ------------          ------------
          Total current assets                                                                       2,740,617            3,178,881

PROPERTY AND EQUIPMENT-AT COST, net of accumulated depreciation                                      4,413,658            3,572,168

OTHER ASSETS
       Licenses                                                                                      2,254,717            2,036,985
       Capital lease deposits                                                                           97,716              203,915
       Security deposits                                                                                  --                  1,300
                                                                                                  ------------          ------------
                                                                                                  $  9,506,708         $  8,993,249
                                                                                                  ============         ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                                           $  1,053,338         $    981,233
       Accrued liabilities                                                                             209,789              279,758
       Due to Milinx Management Corporation                                                              3,586                3,586
       Capital lease obligations - current portion                                                     787,033              536,061
       Customer deposits                                                                                  --                  2,529
                                                                                                  ------------          ------------
          Total current liabilities                                                                  2,053,746            1,803,167

CAPITAL LEASE OBLIGATIONS, net of current portion                                                      792,305              927,808

COMMITMENTS AND CONTIGENCIES                                                                              --                   --

STOCKHOLDERS EQUITY
       Series A 10% non-cumulative, voting convertible preferred stock,                                  3,675                3,675
          liquidation value of $1,176,000
       Series B 10% non-cumulative, voting convertible preferred stock                                    --                  1,681
       Series C 10% non-cumulative, voting convertible preferred stock,
          liquidation value of $1,594,511                                                                1,595                2,207
       Common stock                                                                                     16,303                9,671
       Additional paid in capital                                                                   18,431,594           14,908,291
       Unearned compensation                                                                          (680,549)          (1,102,626)
       Accumulated deficit                                                                         (10,965,290)          (7,480,702)
       Accumulated other comprehensive deficit                                                        (146,671)             (79,923)
                                                                                                  ------------          ------------
                                                                                                     6,660,657            6,262,274
                                                                                                  ------------          ------------
                                                                                                  $  9,506,708         $  8,993,249
                                                                                                  ============         ============

        The accompanying notes are an integral part of these statements.

                  MILINX BUSINESS GROUP, INC. and SUBSIDIARIES

                      Consolidated Statements of Operations

                                                      For the three months ended
                                                            September 30,
                                                          2000           1999
                                                      -----------     ----------
Net sales                                              $   87,689    $   45,971

Cost of sales                                             148,237       100,657
                                                      -----------    -----------
Gross profit (loss)                                       (60,548)      (54,686)
                                                      -----------    -----------
Selling, general and administrative expenses            3,373,528     1,069,329

Other expenses
    Interest                                               50,173           --
    Miscellaneous                                             339         2,544
                                                      -----------    -----------
                                                           50,512         2,544
                                                      -----------    -----------
Net loss                                               $3,484,588    $1,126,559
                                                      ===========    ===========
Net loss per common share - basic and diluted          $     0.27    $     0.13
                                                      ===========    ===========
        The accompanying notes are an integral part of these statements.


                  MILINX BUSINESS GROUP, INC. and SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                                                           For the three months ended
                                                                                                  September 30,
                                                                                              2000            1999
                                                                                           ----------       ----------
Increase (Decrease) in cash
Cash flows from operating activities

      Net loss                                                                            ($3,484,588)     ($1,126,559)
      Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                       388,660           83,285
          Write off of license and trademark costs                                               --            100,000
          Employee stock and stock option compensation                                        263,136             --
            Changes in assets and liabilities
                   Receivables                                                               (150,545)         (37,862)
                   Security deposits and prepaid expenses                                     (84,026)            --
                   Accounts payable, accrued liabilities and customer deposits                  1,850             --
                                                                                           ----------       ----------
                   Net cash used in operating activities                                   (3,065,513)        (981,136)

Cash flows from investing activities
       Acquisition of fixed assets                                                           (788,961)        (435,740)
       Acquisition of intangible assets                                                      (217,752)        (156,823)
       Equipment deposits                                                                        --             (3,759)
                                                                                           ----------       ----------
                   Net cash used in investing activities                                   (1,006,713)        (596,322)
                                                                                           ----------       ----------

Cash flows from financing activities
       Proceeds from issuance of common stock                                                 181,788             --
       Proceeds from conversion of D warrants                                               3,499,748             --
       Proceeds from issuance of Class A Units                                                  --          1,227,500
       Proceeds from conversion of Class D Units                                              325,970             --
       Proceeds from exercise of stock options                                                  2,798             --
       Payments on capital lease obligations                                                 (219,394)            --
       Proceeds from sale of common stock to employees                                          --             13,606
                                                                                           ----------       ----------
                   Net cash provided by financing activities                                3,790,910        1,241,106
                                                                                           ----------       ----------
Effect of the exchange rate changes on cash                                                   (66,748)          7,492

Net decrease in cash                                                                         (348,064)        (328,860)

Cash at beginning of year                                                                   2,162,430            4,522
                                                                                           ----------       ----------
Cash at end of year                                                                       $ 1,814,366      ($  324,338)
                                                                                          ===========       ==========

SUPPLEMENTAL DISCLOSURES
                         Cash paid for interest                                           $    50,173       $     --
                         Property acquired under capital lease                                334,863             --
                                                                                           ----------       ----------
                                                                                          $   385,036       $     --
                                                                                          ===========       ==========



            The accompanying notes are an integral part of these stat

                  MILINX BUSINESS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2001. The Company was incorporated on December 10, 1998 and commenced its operations on February 10, 1999. This Form 10-Q should be read in conjunction with the Form 10-K that includes consolidated financial statements for the year ended June 30, 2000 and June 30, 1999.

NOTE 2.  BASIC AND DILUTED NET EARNINGS PER COMMON AND COMMON-EQUIVALENT SHARE

Basic and diluted loss per share is based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding during the three months ended September 30, 2000 and September 30, 1999 was 12,801,315 and 8,470,000, respectively. Diluted loss per share includes the effect of all potentially dilutive common stock equivalents. Diluted loss per share for the three months ended September 30, 2000 and September 30,1999 equaled basic loss per share due to the anti-dilutive effect of the common stock equivalents.

NOTE 3.  MANAGEMENT PLANS


The Company's negative cash flow from operations is expected to continue through the at least the next two quarters of the fiscal year. Until subscription revenue exceeds cash operating expenditures, substantial additional equity capital will have to be raised to fund capital expenditures and operations.

For the quarter ended September 30, 2000, the Company raised $3,686,583 in equity capital without the benefit of an operating Data Center prior to August 2000, software applications or an ability to market any of its ASP services.

The Company is currently in the process of completing a private placement of 3,111,111 shares of common stock at a price of $4.50 per share. For the first $7,000,000 in gross proceeds received, an additional one (1) bonus share will be issued for each two (2) shares purchased. $201,987 in gross proceeds was received during the quarter ended September 30, 2000. Subsequent to September 30, 2000 and through the date of this filing, the Company received an additional $244,000 in gross proceeds from this offering.

NOTE 4.  NEW SUBSIDIARIES

Milinx Business Systems, Inc., a wholly owned subsidiary of Milinx Business Group, Inc., was incorporated in the State of Nevada on June 22, 2000. Payroll expenses for the CFO and two employees working in California were paid through this company.

NOTE 5.  CONTINGENCIES

On October 4, 2000, two former employees of Milinx's subsidiary, Milinx Business Services, Inc., ("Services"), advanced separate actions in British Columbia Supreme Court against Services alleging breach of their employment severance agreements and claiming unspecified damages. Services will be vigorously defending these actions and counterclaiming against the respective individuals for breach of employment and severance agreements and claiming return of funds paid out under their respective severance agreements and damages for wrongful breach.

Milinx Business Services, Inc., Milinx Business Group, Inc. and Maynard L. Dokken commenced an action in October 2000 against Raging Bull Inc., John Doe Services Provider, John Doe I, II, and III and Jane Doe I, II and III. Raging Bull is an Internet Bulletin Board that permits users to post inquiries and opinions with respect to various securities. John Doe Services Provider is an Internet Service Provider or Providers ("ISPs"). John Doe I, II, and III and Jane Doe I, II, and III, all individuals whose identities are unknown to the Plaintiffs, have undertaken various postings on Raging Bull Inc. that are defamatory to the Plaintiffs. The Plaintiffs were granted an Order that, among other things, Raging Bull Inc. must either defend the action or provide all information in its possession to assist in identifying the remaining Defendants. Raging Bull Inc. has provided the information identifying the ISPs and the pleadings have been amended naming Netcom Canada Inc., UUNet Canada Inc., Future Shop Ltd., Telus Advanced Communications and MTS Advanced Inc. as Defendants. Amended pleadings were filed and served.

NOTE 6.  OTHER

Milinx Business Services, Inc. entered into an Offer to Sublease with Bema Gold Corporation to sublease floor space located at 595 Burrard Street in Vancouver, BC on August 8, 2000. A deposit of $34,658 was paid at the signing of the agreement and a further $103,974 (first 3 months of rent) was paid at the time of acceptance by the Lessor. On December 1, 2000 a payment of $103,974 (rent for 3 more months), plus the first month rent of $34,658 are due. The sublease expires on April 21, 2002. Milinx has also extended the master lease to expire in 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH THE FINANCIAL STATEMENTS AND RELATED NOTES OF MILINX BUSINESS GROUP, INC. AND ITS WHOLLY OWNED SUBSIDIARIES (MILINX) INCLUDED IN THIS FILING FOR THE FIRST FISCAL QUARTER ENDED SEPTEMBER 30, 2000.THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS INVOLVING RISKS AND UNCERTAINTIES, SUCH AS OUR FUTURE PLANS, ABILITY TO SIGNIFICANTLY, MEETING REVENUE GOALS, OBJECTIVES, EXPECTATIONS, PROJECTIONS, AND INTENTIONS. OUR ACTUAL RESULTS HAVE DIFFERED MATERIALLY FROM PROJECTIONS MADE IN OTHER FILINGS AND COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS FILING. SIGNIFICANT FACTORS THAT COULD CAUSE OR CONTRIBUTE TO DIFFERENCES AS SET FORTH IN THIS DOCUMENT INCLUDE THOSE DISCUSSED IN "RISK FACTORS" AS WELL AS THOSE SET FORTH IN THIS FILING AND OTHER FILINGS MADE BY THE COMPANY. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE MADE AS OF THE DATE OF THIS FILING AND WE ASSUME NO OBLIGATION TO UPDATE THE REASONS ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. UNLESS SPECIFIED OTHERWISE AS USED HEREIN, THE TERMS "WE", "US", OR "OUR" REFER TO MILINX BUSINESS GROUP, INC. AND ITS WHOLLY OWNED SUBSIDIARIES.

The Economy

The United States economic expansion is now demonstrably slowing after its tenth year of record economic expansion. But there is some fragmented evidence that inflationary pressures on both prices and wages are increasing, placing the US Federal Reserve Bank in a conundrum. Historically, the Bank would most likely move to lower interest rates to stimulate the economy but that action has to be done with extreme caution so as not to further exacerbate inflation. However, we expect that the US economy will continue to grow at a rate of 3.5% to 4% of Gross Domestic Product (GDP), which is still regarded as healthy economic growth. Canada just began its recovery in 1995 and current projections indicate that its rate of GDP growth in the year 2000 will exceed that of the United States.

As of the date of this filing, the US equity markets are in a state of some turmoil and many uncertainties. Earnings reports of firms for the third calendar quarter for many companies have not met projections and the performance of their share price has been adversely affected. In that the Technology Sector has, in recent years, been richly valued, the downward adjustment in the common shares of those businesses has been more pronounced. To further increase uncertainty, the United States has, as of now, not completed the election of its 43rd President. In our opinion, these factors, either singularly or taken together, make it considerably more difficult for firms to raise additional debt or equity capital.

Milinx Overview

Milinx was incorporated in the State of Delaware in December 1998 and commenced active operations on February 10, 1999. Since that time, we have invested significant financial resources in computer hardware, software, integration, technology, proprietary software applications, and recruiting talented and experienced personnel.

An Application Service Provider (ASP) is broadly defined as a firm that that is remotely hosting software applications and providing access and use of its services for a recurring monthly fee on a subscription basis. Milinx intends to become a full-service ASP with market focus oriented to Small Office/Home Office
(SOHO) customer and, as applications are added to our customer suite, to Small and Medium Enterprises (SME).

We believe that the ASP delivery model of Information Technology (IT) Services is well positioned to become the dominant global business computing model by 2004, when Ovum, an International Research and Marketing Firm, projects US$44 billion dollars in revenues from these firms.

To the customer, the ASP delivery model offers at least the following distinct advantages:

o    Lower total cost of ownership.

o    The latest software is readily available and more affordable.

o    New applications can be deployed much more expeditiously.

o The focus and capital of the customer can be shifted to its core competency rather than supporting and implementing expensive IT applications.

In August 2000, we opened our first Data Center occupying a floor of an office building in Vancouver, BC. Although our Data Center can currently accommodate up to 1,000,000 subscribers, our plan has been to supplement it with "mini" data centers or co-located facilities with other companies to penetrate the market in the United States.

With the completion of our first Data Center in August 2000, the implementation of our Marketing Plan began in earnest. We researched our known and perceived competitors along with identifying the initial suite of offerings that would be most appealing to the marketplace.

Marketing and Sales Channels

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

o Internet Service Providers ("ISPs") and Telecommunications Companies ("Telcos"): Offering Milinx Products to the existing customer base of these firms in a revenue sharing model. As an example, in September 2000, we successfully concluded a Strategic Marketing Alliance with AOL Canada to offer our services to that firm's subscribers. We expect that this marketing opportunity will expand and allow us valuable entree into a very wide spectrum of geographic locations. By leveraging these alliances we expect to be able to introduce our services to millions of users in a very cost effective and timely manner.

o Purchase of Internet Service Providers (ISPs): The Company has embarked upon a strategy to purchase smaller ISPs (under 25,000 subscribers) and market its enhanced services to the business base of subscribers. Consumer clients of the ISPs purchased will be sold in bulk to other firms serving that niche of the market.

o In that regard, on November 15,2000, Milinx executed a non-binding Letter of Agreement to purchase the assets of the BIG Online Division of Metasoft Systems, Inc. (Metasoft) which includes approximately 2,600 business clients consisting principally of non-profit organizations. Previously, the Company entered into an agreement to market its miMessaging unified messaging service to Metasoft's clientele and other Milinx services as they become available.

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

o The expanding demands of small and medium sized businesses for cost effective, robust, state-of-the-art IT solutions along with a profitable and facile Internet presence.

The offerings with which Milinx has entered the ASP market represent a suite of products encompassing depth, functionality and comprehensiveness for our key target sectors, and positions the Company to score rapid penetration gains that are necessary to achieve a significant market share.

Product Overview

Milinx is now and will be making our initial offering to customers in four increments that began in June 2000 and will conclude in June 2001. However, as market conditions dictate and the results of our Research and Development efforts come to fruition, new services may be added to supplement present offerings and continually expand our product line. Initially, our two primary target markets for Milinx's services will be the Small Office/Home Office (SOHO) market (under 10 employees) and the Small to Medium Enterprises (SME) market.

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

October to December 2000:

Throughout the fourth quarter, we expect to see the following new services added to the Milinx suite of offerings:

miTRAINING:                    Primarily  directed at the SOHO market,  this
                               Internet based application suite provides online training for our clientele.

miBILLING:                     Expected to be  deployed by the end of  2000,this
                               application   is   targeted   at  SOHO   and  SME
                               organizations  that want to avail  themselves of,
                               web  centric  business  billing   techniques  and
                               procedures to properly  control and monitor their
                               accounts  receivables with the latest  technology
                               available.
miCOMMERCE
Express:                       This   solution   contains   all  the   essential
                               functionalities   in  the  miCOMMERCE   suite  of
                               services and it is aimed at the SOHO and SME businesses. Merchants can sell their products securely over the Internet with instant credit card billing and transaction remittances. The service expected to be ready by December 2000.

miCRM Express: This solution contains all the essential functionalities in the miCRM suite of services and it is aimed at the SOHO and SME businesses. The product integrates information related to customers and company partners so that a customer-centric view is available to support any activities related to the maintenance of customer relationships. The service expected to be ready by December 2000.

January to March 2001:

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

miCRM Customer Relationship Management (CRM) solutions are by definition intended to centralize and organize all customer information for any company. Milinx's solution is expected to be available in early 2001 to service a primary target market of SMEs along with a secondary market of SOHOs.

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

April to June 2001:

miCAST: This application increases the versatility and utility of e-mail, allowing our customers to add voiceover functionality to their e-mails without significantly increasing the size of the e-mail file. In the development stage, this solution is expected to be available sometime in the fourth quarter.

Competition

The market for our services is now and will continue to be very competitive. To obtain customers, Milinx has spent and will be further expending significant financial resources. These payments include advertising, commissions, share warrants, and other financial inducements. Generally, our competition includes other ASPs, Systems Integrators, ISPs and web hosting companies, software companies and telcos. We have yet to achieve any significant market share and many of our competitors have substantially more financial resources and brand recognition than we do.

Liquidity and Capital Resources

As of the date of this filing, Milinx does not have sufficient cash resources, access to credit, equity capital, or working capital and may not be able to meet ongoing obligations on a timely basis.

In the first fiscal quarter, the Company received $3,499,748 from the conversion of D warrants from a prior private placement of equity investments, $325,970 from the conversion and $181,788 from the placement of common shares including the collection of $323,721 of subscriptions receivable.

Since July 2000, the Company has attempted to place privately 2,500,000 in common shares at a price of $4.50 per share but only $446,000 has been raised to date. We are actively soliciting funding from the placement of notes with private accredited individuals including an equity conversion option and continuing to solicit the sale of common stock. To date, we have received $400,000 from a private investor from the proceeds of a Demand Note that prior to December 15,2000 can, in whole or in part, be applied to the purchase of common shares at $4.50 per share plus receiving an additional 1/2 bonus share.

In October 2000, the offering was expanded to 3,111,111 common shares at a price of $4.50 per share plus a bonus share was added at no additional cost for the first $7,000,000 invested. As of the date of this filing, no additional subscriptions or funds have been received from this revised offering.

Projected revenues have not materialized as anticipated and the Company is slightly behind schedule in completing proprietary applications to supplement its existing suite of services. Our marketing program is being substantially changed to focus our efforts significantly on Value Added Resellers (VARs) such as Internet Service Providers (ISPs) and Telcos.

While the Company is aggressively exploring new third party equity and debt financing, these efforts to date have only been somewhat successful. We are currently negotiating debt or debt and equity financing in excess of $10,000,000 with several investment firms experienced in providing this type of funding to technology and development companies such as Milinx. Management is committed to concluding these needed financing arrangements on a basis that meets our capital requirements and is in the best interests of our shareholders. As a consequence and to conserve capital, Milinx (and many other companies in the IT sector) is reducing expenditures significantly by staff reductions, eliminating all discretionary expenses, deferring capital expenditures, and postponing all plans for geographic expansion. Even with these measures, there is no assurance that the present liquidity difficulties can be overcome.

Revenue, Cash Flow, and Profitability Projections

On July 21, 2000, Milinx filed a Form 8-K with the SEC, which, among other things, forecasted positive cash flow in calendar Q1 of 2001 and profitable operations in calendar O2 in 2001. Due principally to significantly slower than anticipated build-up of revenues, the Company has revised its forecasts such that we are now not projecting positive cash flow in Calendar Q4 2001 and profitable operations in calendar Q1 of 2002.

Results of Operations

Revenue, Cost of Sales, and Gross Loss: For the first quarter of fiscal 2001 increased $41,718 or 91% to $87,689 in the comparable period in 2000 as our ASP services had just begun to be sold to subscribers. However, cost of goods sold increased $47,580 or 47% to $148,237 slightly increasing the Gross Loss to $60,548. As of the date of this filing, the Company had over 1,200 reseller agents/clients and over 2,500 subscribers for its miMessaging Service.

The Gross Loss from Operations for the first fiscal quarter was $3,484,588 which was a $2,358,029 increase from the $1,126,559 Gross Loss from Operations in the comparable period 2000. With the completion of its Data Center, the Company just began receiving ASP revenues in August 2000 has embarked upon an aggressive effort to reduce all expenditures.

Selling, General, and Administrative Expenses: These quarterly expenses increased in fiscal 2001, $2,304,199 from $1,069,329 to $3,373,528. This
increase  was   principally   a  result  of  the   increases  to  the  following
expenditures:

o Wages and Salaries increased $968,5000 to $1,486,682 as a result of hiring the staff we anticipated would be necessary to develop and integrate our applications and service projected clientele. In that these projections proved to be too optimistic, the Company now is reducing staff.

o Advertising was $152,533 while there were no funds expended on this item in the first quarter of fiscal 2000. To continue to solicit subscribers, it is doubtful this expense can be much reduced and may increase in the future.

o    Amortization  of  computer  hardware,   software,  and  licenses  increased
     $305,375 to $388,660. It is likely this expense will continue to increase as new software is developed or purchased.

o Consulting fees increased $318,708 to $393,648. As part of the Company's cost reductions, this rate of increase will be reduced considerably.

o Office expenses increased $117,173 to $243,625. As our personnel expense is reduced, this expense will decline commensurately.

o Telephone increased $95,396 to $115,019. As most of this expense is due to access lines for customers, this expense is unlikely to decline and may well increase in the future.

o Travel and entertainment increased $92,339 to $124,108. All discretionary expenditures in this category will be eliminated.

o Amortization of Deferred Compensation was $263,136. There was no expense for this item in 1999, as the shares of Milinx were not publicly trading. Presuming the share price increases in the future, this expense will commensurately increase.

Risk Factors

INVESTING IN OUR COMPANY INVOLVES CONSIDERABLE RISK. YOU SHOULD CAREFULLY CONSIDER THE RISKS SET FORTH IN THIS FILING AND OTHER FILINGS IN DETAIL BEFORE MAKING AN INVESTMENT DECISION. THESE RISKS AND UNCERTAINTIES ARE NOT THE ONLY ONES THAT WE FACE OR THAT MAY ADVERSELY AFFECT OUR BUSINESS. IF ANY OF THE FOLLOWING RISKS OR UNCERTAINTIES ACTUALLY OR PARTIALLY OCCURS, OUR COMPANY,
FINANCIAL CONDITION, OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. THIS FILING ALSO CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INHERENTLY INVOLVE RISK AND UNCERTAINTY. OUR ACTUAL RESULTS COULD DEVIATE MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. THIS COULD OCCUR BECAUSE OF THE RISKS SET FORTH IN THIS DOCUMENT, OUR OTHER FILINGS, OR UNANTICIPATED EVENTS AND OCCURRENCES NOT YET FORESEEN.

o Milinx is presently experiencing financial difficulties and may be unable to timely meet its financial obligations.

o We do not have the cash, equity capital, credit, or working capital to pay our current expenditures.

o We are seeking both debt and equity financing which may not be available on acceptable on terms and conditions to us, if at all. Milinx is attempting to purchase smaller ISPs but there is no assurance that the cash resources or financing will be available to pursue this strategy.

o The Company is reducing its payroll that will involve the payment of accrued vacation and severance mandated by the Province of British Columbia.

o We are operating at a significant loss, which will further erode our already limited resources.

o Our monthly cash flow deficit is approximately $1,000,000 and must be reduced significantly. However, there is no assurance that this can be accomplished before our limited cash resources are exhausted.

o Our marketing program is being revised and retargeted to VARs and Telcos. We have not yet proven the new program to be economically viable.

o Only our platform proprietary applications are available and none are yet to be commercially proven

o    The ASP Business Model has yet to be proven.

o We are competing with companies with substantially more financial resources and brand awareness.

o Additional IT personnel need to be hired. However, our present financial difficulties may make that difficult to achieve.

o Due at least to all of the aforementioned variables, forecasting positive cash flow and profitability is most difficult and neither might ever be achieved.

o The trading price of our common stock could be subject to significant fluctuations.

o It is the intention of the Company to list its shares on the Nasdaq "Small Cap" or National Board. Presently, we qualify for neither.

o On a fully diluted basis, we would have 35,000,000 shares of common stock available if all preferred shares were converted into common stock and options and warrants are exercised. We cannot predict the effect, if any, this would have on our share price.

                           PART II - OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS.

On October 4, 2000, two former employees of Milinx's subsidiary, Milinx Business Services, Inc., ("Services"), advanced separate actions in British Columbia Supreme Court against Services alleging breach of their employment severance agreements and claiming unspecified damages. Services will be vigorously defending these actions and counterclaiming against the respective individuals for breach of employment and severance agreements and claiming return of funds paid out under their respective severance agreements and damages for wrongful breach.

Milinx Business Services, Inc., Milinx Business Group, Inc. and Maynard Dokken commenced an action in October 2000 against Raging Bull Inc., John Doe Services Provider, John Doe I, II, and III and Jane Doe I, II and III. Raging Bull is an Internet Bulletin Board that permits users to post inquiries and opinions with respect to various securities. John Doe Services Provider is an Internet Service Provider or Providers ("ISPs"). John Doe I, II, and III and Jane Doe I, II, and III, all individuals whose identities are unknown to the Plaintiffs, have undertaken various postings on Raging Bull Inc. that are defamatory to the Plaintiffs. The Plaintiffs were granted an Order that, amongst other things, Raging Bull Inc. must either defend the action or provide all information in its possession to assist in identifying the remaining Defendants. Raging Bull Inc. has provided the information identifying the ISPs and the pleadings have been amended naming Netcom Canada Inc., UUNet Canada Inc., Future Shop Ltd., Telus Advanced Communications and MTS Advanced Inc. as Defendants. Amended pleadings were filed and served today.

ITEM 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the quarter the Company issued the following unregistered securities. Unless indicated, cash and net proceeds are the same. Also unless indicated, sales under Rule 506 were to persons believed to be accredited investors, as defined in Regulation D:

Under Regulation S, the Company sold 44,886 common shares at $4.50 per share for total cash proceeds of $201,987.00. Subsequent to September 30, 2000 and through the date of this filing, the Company received an additional $244,000 in gross proceeds from this offering.


1,749,874 Class D Warrant were converted to common shares for total cash proceeds to the Company of $3,499,748.

Investors converted 2,247,511 D Units to Series C Preferred shares raising $2,249. In addition, the Company collected $323,721 for outstanding D Unit subscriptions. Since, investors converted 906,912 Series C Preferred shares to 906,912 common shares.

In addition to the above, during the three months ending September 30, 2000, the Company issued 296,000 common shares in connection with the exercise of employee stock options, for total cash proceeds of $2,798.00 with an additional $5,037 in outstanding receivables.

All above proceeds were used for general working capital and operating purposes, including the lease and rental of equipment, legal, accounting and transfer agent fees, construction of the Company's data center, as well salaries to employees, directors and officers of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On November 15,2000, Milinx executed a non-binding Letter Agreement (Agreement) to purchase the assets of the BIG Online division of Metasoft Systems, Inc. of Vancouver, BC. The purchase price is $3,547,297 comprised of the following:

o    $2,094,595 cash on closing.

o $777,027 in a convertible subordinate debenture secured by the assets being purchased bearing an interest rate of 1% per annum and due one year from date of closing.

o $675,675 in shares of Milinx common stock. The number of shares to be issued will be computed based upon the average closing price for the shares for the five (5) days prior to closing.

The purchase of these assets is contingent upon a definitive asset purchase agreement being executed, due diligence being conducted by Milinx, and the approval by its Board of Directors.

On November 15, 2000, Douglas A. Hicks resigned as Executive Vice President of the Company. He will continue as a consultant at a monthly fee of $15,203 until January 31,2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Form 10K filed October 13, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILINX BUSINESS GROUP, INC.               November 20, 2000


/s/ James W. Summers
---------------------------------
James W. Summers
Chief Financial Officer