Form 10-Q/A
period 2000-09-30
MILINX BUSINESS GROUP INC
filed 2000-11-21
CIK 1088815

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

                                    FORM 10-Q
                                Amendment No. 1

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  MILINX BUSINESS GROUP, INC. and SUBSIDIARIES

                           Consolidated Balance Sheets




                                                                                  September 30,       June 30,
                                                                                      2000              2000
                                                                                    Unaudited
                                                                                  -------------    ------------
CURRENT ASSETS
    Cash                                                                           $  1,814,366    $  2,162,430
    Receivables
        Trade                                                                             9,227           9,334
        Subscriptions                                                                      --           323,721
        General Sales Tax                                                               452,655         327,149
        Employee and stockholders                                                        45,731          20,692
                                                                                   ------------    ------------
           Total accounts receivable                                                    507,613         680,896

       Due from Milinx Marketing Group                                                   81,701          82,644

       Security deposits                                                                121,837         209,362
       Prepaid rent and other                                                           215,100          43,549
                                                                                   ------------    ------------

           Total current assets                                                       2,740,617       3,178,881

PROPERTY AND EQUIPMENT-AT COST, net of accumulated depreciation                       4,413,658       3,572,168

OTHER ASSETS
    Licenses                                                                          2,254,717       2,036,985
       Capital lease deposits                                                            97,716         203,915
    Security deposits                                                                      --             1,300
                                                                                   ------------    ------------

                                                                                   $  9,506,708    $  8,993,249
                                                                                   ============    ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                               $  1,053,338    $    981,233

    Accrued liabilities                                                                 209,789         279,758
    Due to Milinx Management Corporation                                                  3,586           3,586
    Capital lease obligations - current portion                                         787,033         536,061
    Customer deposits                                                                      --             2,529
                                                                                   ------------    ------------

           Total current liabilities                                                  2,053,746       1,803,167

CAPITAL LEASE OBLIGATIONS, net of current portion                                       792,305         927,808

COMMITMENTS AND CONTIGENCIES                                                               --              --

STOCKHOLDER' EQUITY
    Series A 10% non-cumulative, voting convertible preferred stock, liquidation          3,675           3,675
        value of $1,176,000
    Series B 10% non-cumulative, voting convertible preferred stock                        --             1,681
    Series C 10% non-cumulative, voting convertible preferred stock, liquidation          1,595           2,207
        value of $1,594,511
    Common stock                                                                         16,303           9,671
    Additional paid in capital                                                       18,431,594      14,908,291
    Unearned compensation                                                              (680,549)     (1,102,626)
    Accumulated deficit                                                             (10,965,290)    ((7,480,702)
    Accumulated other comprehensive deficit                                            (146,671)        (79,923)
                                                                                   ------------    ------------
                                                                                      6,660,657       6,262,274
                                                                                   ------------    ------------

                                                                                   $  9,506,708    $  8,993,249
                                                                                   ============    ============





                  MILINX BUSINESS GROUP, INC. and SUBSIDIARIES

                      Consolidated Statement of Operations
                                   (Unaudited)



                                                     For the three months ended
                                                     --------------------------
                                                            September 30,
                                                         2000          1999
                                                     ------------- ------------
Net sales                                            $    87,689    $    45,971

Cost of sales                                            148,237        100,657
                                                     -----------    -----------

Gross profit (loss)                                      (60,548)       (54,686)
                                                     -----------    -----------

Selling, general and administrative expenses           3,373,528      1,069,329

Other expenses
    Interest                                              50,173           --
    Miscellaneous                                            339          2,544
                                                     -----------    -----------
                                                          50,512          2,544
                                                     -----------    -----------

Net loss                                             $ 3,484,588    $ 1,126,559
                                                     ===========    ===========

Net loss per common share - basic and diluted        $      0.27    $      0.13
                                                     ===========    ===========


The accompanying notes are an integral part of these statements.




                  MILINX BUSINESS GROUP, INC. and SUBSIDIARIES

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                 For the three months ended
                                                                                        September 30,
                                                                                ---------------------------
                                                                                   2000            1999
                                                                                -----------     -----------
Increase (Decrease) in cash

Cash flows from operating activities

    Net loss                                                                    $(3,484,588)    $(1,126,559)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                               388,660          83,285
        Write off of license and trademark costs                                       --           100,000
        Employee stock and stock option compensation                                263,136            --
            Changes in assets and liabilities
           Receivables                                                             (150,545)        (37,862)
                   Security deposits and prepaid expenses                           (84,026)           --
                   Accounts payable, accrued liabilities and customer                 1,850            --
                     deposits
                                                                                -----------     -----------
           Net cash used in operating activities                                 (3,065,513)       (981,136)

Cash flows from investing activities
    Acquisition of fixed assets                                                    (788,961)       (435,740)
    Acquisition of intangible assets                                               (217,752)       (156,823)
    Equipment deposits                                                                 --            (3,759)
                                                                                -----------     -----------

           Net cash used in investing activities                                 (1,006,713)       (596,322)
                                                                                -----------     -----------

Cash flows from financing activities
    Proceeds from issuance of common stock                                          181,788            --
    Proceeds from conversion of D warrants                                        3,499,748            --
    Proceeds from issuance of Class A Units                                            --         1,227,500
    Proceeds from conversion of Class D Units                                       325,970            --
    Proceeds from exercise of stock options                                           2,798            --
      Payments on capital lease obligations                                        (219,394)           --
    Proceeds from sale of common stock to employees                                    --            13,606
                                                                                -----------     -----------

           Net cash provided by financing activities                              3,790,910       1,241,106
                                                                                -----------     -----------

Effect of the exchange rate changes on cash                                         (66,748)          7,492

Net decrease in cash                                                               (348,064)       (328,860)

Cash at beginning of year                                                         2,162,430           4,522
                                                                                -----------     -----------

Cash at end of year                                                             $ 1,814,366     $  (324,338)
                                                                                ===========     ===========


SUPPLEMENTAL DISCLOSURES
                         Cash paid for interest                                 $    50,173     $      --

                         Property acquired under capital lease                  $   334,863     $      --

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

NOTE 5.  CONTINGENCIES

On October 4, 2000, two former employees of Milinx's subsidiary, Milinx Business Services, Inc., ("Services"), advanced separate actions in British Columbia Supreme Court against Services alleging breach of their employment severance agreements and claiming unspecified damages. The Company believes the actions are completely without merit and has not included any accruals.

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

NOTE 6.  OTHER

Milinx Business Services, Inc. entered into an Offer to Sublease with Bema Gold Corporation to sublease floor space located at 595 Burrard Street in Vancouver, BC on August 8, 1999. A deposit of $34,658 was paid at the signing of the agreement and a further $103,974 (first 3 months of rent) was paid at the time of acceptance by the lessor. On December 1, 2000 a payment of $103,974 (rent for 3 more months), plus the first month rent of $34,658 are due. The sublease expires on April 21, 2002. Milinx has also extended the master lease to expire in 2004.

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

miCRMCustomer              Relationship  Management  (CRM)  solutions  are
                           by   definition  intended  to  centralize  and
                           organize  all  customer   information  for  any
                           company.  Milinx's  solution  is  expected to be
                           available in  early 2001 to  service  a primary
                           target market   of SMEs along with   a secondary
                           market of SOHOs.

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

April to June 2001

miCAST: This application increases the versatility and utility of e-mail, allowing our customers to add voiceover functionality to their e-mails without significantly increasing the size of the e-mail file. In the development stage, this solution is expected to be available sometime in the fourth quarter.

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

In the first fiscal quarter, the Company received $3,499,748 from the conversion of D warrants, $325,970 from the conversion of D Units (including the collection of $323,721 of subscriptions receivable), and $181,788 from the placement of common shares.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.



     On October 4, 2000, two former employees of Milinx's subsidiary, Milinx Business Services, Inc., ("Services"), advanced separate actions in British Columbia Supreme Court against Services alleging breach of their employment severance agreements and claiming unspecified damages. The Company believes that these actions are without merit and has not provided any accruals.

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

     Under Regulation S, the Company sold 44,886 common shares at $4.50 per share for total cash proceeds of $201,987. Subsequent to September 30, 2000 and through the date of this filing, the Company received an additional $244,000 in gross proceeds from this offering.

     1,749,874 Class D Warrant were converted to common shares for total cash proceeds to the Company of $3,499,748.

     Investors converted 2,247,511 D Units to Series C Preferred shares raising $2,249. In addition, the Company collected $323,721 for outstanding D Unit subscriptions.

     In addition to the above, during the three months ending September 30, 2000, the Company issued 296,000 common shares in connection with the exercise of employee stock options, for total cash proceeds of $2,798 with an additional $5,037 in outstanding receivables.

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