Form 10-Q
period 2000-12-31
MILINX BUSINESS GROUP INC
filed 2001-02-20
CIK 1088815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                              FOR THE PERIOD ENDING


                                DECEMBER 31, 2000


                           MILINX BUSINESS GROUP, INC.
             (Exact name of registrant as specified in its charter)


                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)


                                   91-1954074
                    (I.R.S. Employer Identification Number)


              Suite 3827 - 1001 Fourth Avenue, Seattle, Washington
                    (Address of principal executive offices)

                                      98154
                                   (Zip Code)

                          206-621-7032 or 604-647-7600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

__X__    Yes                                                         _____    No

There are 17,959,236 issued and outstanding common shares of the issuer as of January 31, 2001.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MILINX BUSINESS GROUP, INC. and SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                                                         December        June 30,
                                                                         31, 2000         2000
                                                                        (Unaudited)
                                                                      -------------   -------------
CURRENT ASSETS
    Cash                                                              $    226,751    $  2,162,430
    Receivables
        Trade                                                                9,198           9,334
        Subscriptions                                                       25,000         323,721
        General Sales Tax                                                  574,818         327,149
        Employee and stockholders                                           55,589          20,692
                                                                      ------------    ------------
           Total accounts receivable                                       664,605         680,896

    Due from Milinx Marketing Group                                         81,811          82,644

    Security deposits                                                       77,033         209,362
    Prepaid rent and other                                                 329,026          43,549
                                                                      ------------    ------------

           Total current assets                                          1,379,226       3,178,881

PROPERTY AND EQUIPMENT-AT COST, net of accumulated depreciation          4,376,056       3,572,168

OTHER ASSETS
    Licenses                                                             2,255,472       2,036,985
    Capital lease deposits                                                  23,829         203,915
    Security deposits                                                         --             1,300
                                                                      ------------    ------------

                                                                      $  8,034,583    $  8,993,249
                                                                      ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                  $  1,631,048    $    981,233
    Accrued liabilities                                                    375,798         279,758
    Convertible note payable, net of unamortized discount                  425,832
    Due to Milinx Management Corporation                                     3,586           3,586
    Capital lease obligations                                            1,502,957         536,061
    Customer deposits                                                         --             2,529
                                                                      ------------    ------------

           Total current liabilities                                     3,939,221       1,803,167

CAPITAL LEASE OBLIGATIONS, net of current obligations                         --           927,808

COMMITMENTS AND CONTIGENCIES                                                  --              --

STOCKHOLDERS' EQUITY
    Series A 10% non-cumulative, voting convertible preferred stock          3,675           3,675
    Series B 10% non-cumulative, voting convertible preferred stock           --             1,681
    Series C 10% non-cumulative, voting convertible preferred stock          1,348           2,207
    Common stock                                                            17,959           9,671
    Additional paid in capital                                          19,199,010      14,908,291
    Unearned compensation                                                 (434,567)     (1,102,626)
    Accumulated deficit                                                (14,530,734)     (7,480,702)
    Accumulated other comprehensive deficit                               (161,329)        (79,923)
                                                                      ------------    ------------
                                                                         4,095,362       6,262,274
                                                                      ------------    ------------
                                                                      $  8,034,583    $  8,993,249
                                                                      ============    ============

              The accompanying notes are an integral part of these statements.


                              MILINX BUSINESS GROUP, INC. and SUBSIDIARIES

                                  Consolidated Statements of Operations
                                               (Unaudited)

                                                For the three months ended     For the six months ended
                                                          December 31,                December 31,
                                                    2000           1999           2000           1999
                                                -----------    -----------    -----------    -----------
Net sales                                       $    23,794    $    53,838    $   111,483    $    99,809

Cost of sales                                       129,263         59,774        277,500        160,431
                                                -----------    -----------    -----------    -----------

Gross (loss)                                       (105,469)        (5,936)      (166,017)       (60,622)
                                                -----------    -----------    -----------    -----------

Selling, general and administrative expenses      3,283,382      1,543,357      6,656,910      2,612,686

Other expenses
    Interest                                         70,865           --          121,038           --
    Miscellaneous                                   105,728          1,439        106,067          3,983
                                                -----------    -----------    -----------    -----------
                                                    176,593          1,439        227,105          3,983
                                                -----------    -----------    -----------    -----------

Net loss                                        $ 3,565,444    $ 1,550,732    $ 7,050,032    $ 2,677,291
                                                ===========    ===========    ===========    ===========

Net loss per common share - basic and diluted   $      0.21    $      0.17    $      0.48    $      0.31
                                                ===========    ===========    ===========    ===========

                    The accompanying notes are an integral part of these statements.



                            MILINX BUSINESS GROUP, INC. and SUBSIDIARIES

                                Consolidated Statements of Cash Flows
                                             (Unaudited)

                                                                         For the six months ended
                                                                                December 31,
                                                                           2000           1999
                                                                        -----------    -----------
Increase (Decrease) in cash

Cash flows from operating activities
    Net loss                                                            $(7,050,032)   $(2,677,291)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                       826,771        178,737
        Shares issued in lieu of cancellation fees                           80,000           --
        Write off of license and trademark costs                               --          304,750
        Amortization of debenture discount                                   16,944           --
        Employee stock and stock option compensation                        304,528           --
        Changes in assets and liabilities
           Receivables                                                     (282,565)       (60,441)
           Security deposits and prepaid expenses                          (153,148)        (3,312)
           Accounts payable, accrued liabilities and customer deposits      587,960        203,917
                                                                        -----------    -----------

           Net cash used in operating activities                         (5,669,542)    (2,053,640)

Cash flows from investing activities
    Acquisition of fixed assets                                          (1,101,721)      (466,205)
    Acquisition of intangible assets                                       (218,507)      (156,823)
    Equipment deposits                                                         --           (3,759)
                                                                        -----------    -----------

           Net cash used in investing activities                         (1,320,228)      (626,787)
                                                                        -----------    -----------

Cash flows from financing activities
    Proceeds from sale of common stock as part of Millennium units          513,691           --
    Proceeds from sale of common stock through private placements           401,387           --
    Proceeds from conversion of D warrants                                3,629,748           --
    Proceeds from conversion of Class D Units                               325,970           --
    Proceeds from issuance of common stock to employees                       7,923          3,550
    Proceeds from issuance of Class A Units                                    --        2,772,500
    Principal payments on capital lease obligations                        (143,222)          --
    Proceeds from issuance of convertible debentures                        400,000           --
    Loans from shareholders                                                    --           26,709
                                                                        -----------    -----------

           Net cash provided by financing activities                      5,135,497      2,802,759
                                                                        -----------    -----------

Effect of the exchange rate changes on cash                                 (81,406)       (24,654)

Net increase (decrease) in cash                                          (1,935,679)        97,678

Cash at beginning of year                                                 2,162,430          4,522
                                                                        -----------    -----------

Cash at end of year                                                     $   226,751    $   102,200
                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURES
           Cash paid for interest                                       $    95,206    $     --

           Property acquired under capital lease                        $   348,696    $     --



                The accompanying notes are an integral part of these statements.


                  MILINX BUSINESS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements of Milinx Business Group, Inc. (the "Company" or "Milinx"), and its subsidiaries, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2001. The Company was incorporated on December 10, 1998 and commenced its operations on February 10, 1999. This Form 10-Q should be read in conjunction with the Form 10-K that includes consolidated financial statements for the year ended June 30, 2000 and June 30, 1999.

NOTE 2.  BASIC AND DILUTED NET EARNINGS PER COMMON AND COMMON-EQUIVALENT SHARE

Basic and diluted loss per share is based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding during the six months ended December 31, 2000 and 1999 was 14,721,984 and 8,681,413, respectively. The weighted average number of common shares outstanding during the three months ended December 31, 2000 and 1999 was 16,642,652 and 8,892,826, respectively. Diluted loss per share includes the effect of all potentially dilutive common stock equivalents. Diluted loss per share for the three months and six months ended December 31, 2000 and 1999 equaled basic loss per share due to the anti-dilutive effect of the common stock equivalents. As of December 31, 2000 and 1999, the Company had 35,500,000 and 24,286,000 in outstanding dilutive common stock equivalents.

NOTE 3.  COMPREHENSIVE INCOME

The Company has adopted SFAS 130, Reporting Comprehensive Income. The statement requires inclusion of foreign currency adjustments, reported separately in stockholder's equity as other comprehensive income. The Company's total comprehensive loss for the three months and six months ended December 31, 2000 and 1999 was $3,580,102; $7,131,438; $1,543,240 and $2,701,945, respectively.

NOTE 4.  NEW SUBSIDIARIES

Milinx Wireless, Inc. ("Milinx Wireless"), a subsidiary of Milinx, was incorporated in the State of Delaware on December 6, 2000. Milinx Wireless, Inc. is structured to facilitate the advancement of proprietary technology into global wireless development. Milinx Wireless, Inc. has 100,000,000 authorized common shares.

On December 10, 2000, Milinx Wireless entered into an agreement with Milinx to exchange 50,000,000 shares of its voting common stock for the wireless technology known as the CDPD FM Subcarrier Patent Application and related patent filing held by Milinx. On February 5, 2001, Milinx Wireless approved the exchange of 35,000,000 of its voting common stock for a pending patent, which is intended to provide downstream bandwidth of 6.4 MB's for IP devices in a mobile environment. Neither intellectual property was originally recorded on the books of the parent company, and therefore, was assigned a nominal cost.

As further discussed, the Company sold shares of Milinx Wireless as part of its Millennium units offering ("Millennium Offering") and, therefore, as of December 31, 2000, there is an immaterial minority interest in Milinx Wireless. Due to immateriality, it was not included in the accompanying financial statements.

ASP Technology One, Inc. ("ASP Techone") was incorporated in the State of Nevada on August 4, 2000, as a wholly owned subsidiary of Milinx Business Group, Inc. for the purposes of facilitating the sign-up of Resellers to market Milinx products and services and to act as the Application Service Provider (ASP) subsidiary of Milinx.

NOTE 5.  MANAGEMENT PLANS

The Company's negative cash flow from operations is expected to continue through the at least the next two quarters of the fiscal year. Until subscription revenue exceeds cash operating expenditures, substantial additional equity capital will have to be raised to fund capital expenditures and operations.

For the quarter ended December 31, 2000, the Company raised a total of $868,415, net of placement fees, in equity capital. The Company is currently in the process of completing its Millennium Offering consisting of common shares of Milinx Business Group, Inc. and Milinx Wireless, Inc. at a price of $2.00 per unit. Each unit consists of four common shares of Milinx and 8 common shares of Milinx Wireless. For the first $7,000,000 in gross proceeds received, an additional bonus share of Milinx Wireless will be issued to each subscriber. Gross proceeds of $598,546 were received during the quarter ended December 31, 2000. Subsequent to December 31, 2000 and through the date of this filing, the Company received an additional $931,768 in gross proceeds from the offering.

NOTE 6.  CONTINGENCIES

On January 12, 2001, Tantalus Communications Inc. commenced action against Milinx Business Services, Inc. ("Services"), a wholly owned subsidiary of Milinx, in the Supreme Court of British Columbia, claiming damages for unpaid invoices for services performed, in the amount of $65,092 plus legal fees incurred. Services commenced a counterclaim against Tantalus Communications Inc. and the parties settled out of court on February 17, 2001.

On January 5, 2000 Milinx filed a Writ of Summons and Endorsement against Brian Foster ("Foster"), who was retained by Milinx to act as agent in securing future financing for a $25,000 fee. The Company paid Foster $25,000 and claims that he did not, in fact, perform his duties. The case is now set for a brief examination for discovery.

On October 4, 2000, three former employees of Services advanced separate actions in British Columbia Supreme Court against Services alleging breach of their employment severance agreements and claiming unspecified damages. The Company believes that these actions are without merit and has not provided any accruals. Services will be vigorously defending these actions and counterclaiming against the respective individuals for breach of employment and severance agreements, and claiming return of all funds paid out under their respective severance agreements plus damages for wrongful breach.

Milinx Business Services, Inc., Milinx Business Group, Inc. and Maynard Dokken commenced an action in October 2000 against Raging Bull Inc., John Doe Services Provider, John Doe I, II, and III and Jane Doe I, II and III. Raging Bull is an Internet Bulletin Board that permits users to post inquiries and opinions with respect to various securities. John Doe Services Provider is an Internet Service Provider or Providers ("ISPs"). John Doe I, II, and III and Jane Doe I, II, and III, all individuals whose identities are unknown to the Plaintiffs, have undertaken various postings on Raging Bull Inc. that are defamatory to the Plaintiffs. The Plaintiffs were granted an Order that, amongst other things, Raging Bull Inc. must either defend the action or provide all information in its possession to assist in identifying the remaining Defendants. Raging Bull Inc. has provided the information identifying the ISPs and the pleadings have been amended naming Netcom Canada Inc., UUNet Canada Inc., Future Shop Ltd., Telus Advanced Communications and MTS Advanced Inc. as Defendants. Amended pleadings have since been filed.

NOTE 7.  OTHER

As of the date of this filing, Milinx Business Services, Inc. is not current on its capital lease payments. Most of these leases were two months past due as of December 31, 2000. As of the date of this filing, the past due amount reflects either two or three months of past due payments. Due to the aforementioned events of default, the Company classified all capital lease liabilities as current for financial statements presentation purposes.

On December 29, 2000 the holder of convertible debentures called in the outstanding principal balance by providing the Company with a thirty-day notice. The Company is currently negotiating the terms of repayment and included the total balance outstanding on the debenture, net of unamortized debenture discount, as current liabilities in the accompanying financial statements.

NOTE 8.  SUBSEQUENT EVENTS

On December 17, 2000, the Company entered into an agreement with Hungary Moda and Ilingfor to license certain wireless technology rights in the eastern and central European market. The agreement calls for a deposit of $350,000 and requires a formal signing of a comprehensive arrangement before the end of March 2001. In this agreement, licensing fees in the amount of $1,550,000 are payable in the first 6 months for the right to distribute thorough our S/MAP Application Data Center products to these markets. These parties will be responsible for any cost associated with the customization of these products to deliver a usable interface in the local language and any other customization. The agreement further provides for a 15% gross royalty on all revenue generated from subscriptions of these products. The agreement further contemplates licensing fees generated by the implementation of a wireless network using Milinx wireless technology. In this agreement there is an option by the licensee to buy out the rights to the original wireless technology for an additional $25,000,000. The master agreement has not been signed.

On December 12, 2000, Milinx signed a Consulting Agreement to facilitate the signing of a licensing contract with Hungary Moda and Ilingfor. The consulting agreement called for a commission equal to $350,000 plus 50,000 shares upon receipt of the signed license agreement and the first payment, and an additional payment of$10,000.

Upon receipt of the payment order in the amount $350,000 from Hungary Moda and Ilingfor, the Company assigned it to the agent in satisfaction of the aforementioned $350,000 commission.

Milinx has negotiated a Standby Equity Financing Commitment from a private investor in the amount of $30,000,000 that involves tranche sales of its voting common stock for total proceeds of up to $30,000,000. The Company is in the process of finalizing details of this arrangement.

The Standby Equity Financing will become available to the Company subject to, amongst other conditions, the effective registration of the Common Stock through an S1 filing with the Securities and Exchange Commission.

Milinx has agreed to terms and conditions, and signed an agreement with a lender to negotiate, from the lender's internal fund, for a Promissory Note Bridge Loan providing for no less than $1,000,000 and up to $3,500,000 of financing. The lender will receive certain equity considerations as part of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH THE FINANCIAL STATEMENTS AND RELATED NOTES OF MILINX BUSINESS GROUP, INC. AND ITS WHOLLY OWNED SUBSIDIARIES, INCLUDED IN THIS FILING FOR THE SECOND FISCAL QUARTER ENDED DECEMBER 31, 2000. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS INVOLVING RISKS AND UNCERTAINTIES, SUCH AS OUR FUTURE PLANS AND OUR ABILITY TO MEET REVENUE GOALS, OBJECTIVES, EXPECTATIONS, PROJECTIONS, AND INTENTIONS. OUR ACTUAL RESULTS MAY HAVE DIFFERED MATERIALLY FROM PROJECTIONS MADE IN OTHER FILINGS AND COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS FILING. SIGNIFICANT FACTORS THAT COULD CAUSE OR CONTRIBUTE TO DIFFERENCES AS SUCH, INCLUDE THOSE DISCUSSED IN "RISK FACTORS" AS WELL AS THOSE SET FORTH IN THIS FILING AND OTHER FILINGS MADE BY THE COMPANY. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE MADE AS OF THE DATE OF THIS FILING. RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. UNLESS SPECIFIED OTHERWISE AND AS USED HEREIN, THE TERMS "WE", "US", OR "OUR" REFER TO MILINX BUSINESS GROUP, INC. AND ITS WHOLLY OWNED SUBSIDIARIES.

Milinx Overview

Milinx was incorporated in the State of Delaware in December 1998 and commenced active operations on February 10, 1999. Since that time, the Company has invested significant financial resources in the building and completion of a data center, computer hardware, software, integration, technology, proprietary software applications, and in recruiting talented and experienced personnel.

A Systems Mobile Application Provider ("S/MAP") is broadly defined as a firm that develops proprietary software, delivers and hosts these applications on an application data center and delivers these services through a network. S/MAPs deliver applications and support on as a subscriber based product. This product is delivered over a dedicated network to Service Providers. S/MAP's also provide premium support packages to Service Providers and Companies with a dedicated network connection to the application data center.

ASPTechone, Inc. is a wholly owned subsidiary of Milinx. ASPTechone is a Service Provider that resells products and services to individuals and companies without a dedicated network connection. Service Providers ("SP) such as Application Service Providers ("ASP"), Internet Service Providers ("ISP") and Telephone Companies ("Telcos") are companies that primarily sell Internet and communication products and services. ASP's primarily resell applications and services through a network.

Milinx, through it's wholly owner subsidiary, ASPTechone has surpassed its goal of 15,000 users and 5,000 resellers / agents. The strategy has been successful with a 30-day free trial and subsequent activation. We are currently converting our users to subscribers and based on our conversion rate will then generate revenues for operations. We anticipate that it will take approximately 150,000 subscribers to achieve profitability based on average monthly revenue to Milinx of $17.70 per month.

We believe that the ASP delivery model of Information Technology ("IT") services is well positioned to become a dominant global business computing model by 2004, when Ovum, an International Research and Marketing Firm, projects US$44 billion dollars in revenues from these firms.

To the customer, the SP sales model offers the following distinct advantages:

>>       Familiarity of provider, brand recognition.

>>       Existing marketing channels.

>> The latest software, both readily available and more affordable and new applications deployed much more expeditiously.

>> The focus of the customer and their capital resources can be shifted to its core competency rather than supporting and implementing expensive IT applications.

In August 2000, the Company opened its first data center occupying the entire floor of an office building in Vancouver, BC. The data center can currently accommodate up to 500,000 subscribers, and our plan is to supplement with "mini" data centers globally or co-located data storage with strategic partners.

With the completion of our first application data center the implementation of our marketing plan began in earnest. We researched our known and perceived competitors in parallel with ramping up of the S/MAP infrastructure and development of the initial suite of offerings that would be most appealing to the marketplace.

Marketing and Sales Channels

Marketing Goals
---------------

There are three ways that Milinx will reach its target market: a) Milinx sells indirectly to individual and corporate users through Service Providers that rebrand and resell Milinx products and services; b) Milinx indirectly sells products to individual and corporate users through its subsidiary, ASPTechone; and c) Milinx indirectly sells products and services through Branded Resellers, Resellers, Reseller Agents and Affiliates that have signed up with ASPTechone. Milinx will use direct and indirect channels to market Milinx applications to the much sought after individual and corporate users.

Initially Milinx will develop ASP Techone and indirectly pursue the individual user and corporate markets through Branded Resellers, Resellers, Reseller Agents and Affiliates. ASP Techone will directly pursue the individual and corporate user market through its inside sales force. The ASP Techone development program, will provide Milinx with the necessary revenue stream to grow our business into other sectors of the market, ISPs/ASPs/Next gen Telco's and Corporate Users. This former sector requires value added services that are white labeled or co-labeled to better service their customer base and increase revenues.

ASP Techone intends to engage an experienced marketing firm to assist ASP Techone in the recruitment of Resellers in North America. Publicity is key to our success and this firm will provide us with the necessary exposure to gain credibility and interest in the market.

Milinx is currently in a strategic agreement with AOL Canada to co-market Milinx applications to its ISPs user base. These joint venture agreement between Milinx and these organizations initially involves offering the miMESSAGING unified messaging solution, Web-delivered as a productivity tool to their subscriber base.

Another large market segment is corporate users with a dedicated network connection. Targeting corporate users is an indirect channel to leverage the brands of others in order to give Milinx credibility and trust amongst potential customers. Corporate users do not primarily sell Internet and communications products and services like Service Providers, but they have substantial size and may require their own network. If the corporate user requires its own network, then it can subscribe to Premium Support directly from Milinx, which includes providing the corporate users with a dedicated network connection. If the corporate user does not require Premium Support it can access Milinx products and services through ASP Techone or any other Milinx Service Provider client. ASP Techone has chosen to target portals and B2B exchanges that target corporate users as our initial market.

Milinx' product offering success will rely on its ability to complement a strong brand communications plan with a positive brand experience. Alignment of brand experience with brand promise - a key to effective brand management programs - will enable Milinx to establish and maintain its image as a provider of flexible, consumer-focused service.

The ASPTechone Customer Sales will be responsible for outbound sales campaigns and inbound sales calls from non-Service Providers. Their team will become our key area of closing business and signing up subscribers for our services. Like all Service Providers, ASPTechone will be responsible for its own Sales Support and will also be an important resource for ASP Techone customers, Branded Resellers, Resellers, Reseller Agents and Affiliates.

Sales Channels
--------------

Milinx has divided its clients into two categories: a) Service Providers; and b) Non Service Providers. The key distinguishing factor is that Service Providers primarily sell Internet and communication network products and service and include ASPs, ISPs, and Telcos. Generally, the Service Providers are clients of Milinx and the non-Service Providers are clients of ASP Techone. However, corporations that non-Service Providers and have a dedicated network connection are also Milinx customers. Distribution of Milinx products and services are delivered through one of these two groups using three distinct, but complementary, sales channels:

Direct: ASP Techone has initiated its direct sales generation through two comprehensive programs; an outbound call campaign and an inbound traffic generation strategy. The direct sales effort is directed to a small niche group of marketing professionals. Direct marketing can be managed remotely with Milinx's own miSales software application.

The outbound call campaign generates new users by contacting small business and offering them free trials of Milinx products. After the free trial period the users are transferred into paying subscribers.

The inbound client strategy generates traffic through promotional campaigns that encourage bring in new users through a 1 800 number or IP traffic. The inbound leads are created through the following promotional vehicles:

        - mailouts                                  - web advertising
        - periodical advertising                    - billboards
        - cable listing advertising                 - web advertising
        - regional sales force

Direct marketing begins during the development process, which will be initiated by aggressive campaigns to expand the subscriber base with demo and free trial accounts. After the free trial period, billing is activated on demo and free trial accounts, which transforms users into subscribers. Existing subscribers are up-sold to new services and business suite packages.

Indirect: Indirect sales are achieved through ASPTechone Affiliates, Resellers and Reseller Agents that market into specifically oriented to the individual and corporate user market. They are an independent targeted group of business professionals who contract with our wholly owned subsidiary, ASP Techone, Milinx professional services customize their site and create rebranded applications with a unique feel and identity.

Indirectly through Service Providers: Branded and Rebranded Milinx products are delivered through the Application Data Center and can be transparently delivered to the rebranded Service Providers customer base. Milinx professional services customize their site and create rebranded applications. The rebranded Service Providers product line is the Milinx product line. Branded and rebranded Service Providers typically are larger sized Internet and communications network Service Providers such as ISPs, Telcos, and ASPs.

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

On November 15, 2000, Milinx executed a non-binding Letter of Agreement to purchase the assets of the BIG Online Division of Metasoft Systems, Inc. (Metasoft) that includes approximately 2,600 business clients consisting principally of non-profit organizations. Previously, the Company entered into an agreement to market its miMessaging unified messaging service to Metasoft's clientele and other Milinx services as they become available. As of December 22, 2000, Milinx has chosen not to purchase Metasoft, however Metasoft intends to become a rebranded Service Provider through ASPTechone.

We are currently considering the purchase of SPs that would enhance our product and services, and would expand our subscriber base.

We believe that the timing is very opportune for this business model for the following reasons: rapidly increasing awareness and acceptance of web based software solutions. Exponential growth that has occurred and we expect to continue to occur of E-Commerce and Internet usage (according to CommerceNet Research Center, projected users will number 490 million in 2002).

The expanding demands of small and medium sized businesses for cost effective, robust, state-of-the-art IT solutions along with a profitable and facile Internet presence.

The offerings with which Milinx has entered the SP market represent a suite of products encompassing depth, functionality and comprehensiveness with full integration for our key target sectors, and positions the Company to score rapid penetration gains that are necessary to achieve a significant market share.

Product Overview

Milinx is now making our initial offering to customers in five increments that began in June 2000 and will finish it's initial launch by September 2001. However, as market conditions dictate and the results of our Research and Development efforts come to fruition, new services may be added or existing products revised, deleted or modified to supplement present offerings and continually expand our product line. Initially, our two primary target markets for Milinx's services will be the Small Office/Home Office (SOHO) market, generally consisting of fewer than 10 employees with an 8.9% annual growth rate and the Small to Medium Enterprises (SME) market with up to 150 employees.

Direct and indirect subscribers of Milinx products benefit in the following way:
Milinx products are user friendly and convenient which saves the user valuable time. They can be accessed anytime anywhere through the Internet. Milinx stands behind its products with 24-hour product support for all users. Subscription based services make it affordable because users do not need to pay large upfront costs for business applications they need to install and configure. They can build a virtual network easily in real-time. The user experiences greater security because data is stored behind multiple firewalls, it is encrypted and the storage facilities are secure. Subscribers have available to them basic IT, network support and scalability. Software application integration costs are virtually eliminated. Business information generated from the applications occurs in real time.

In the fourth quarter of calendar year 2000, Milinx reported the following product development schedule:

Services that are currently available to Milinx customers are:

miMAIL: A secure web-based e-mail solution designed for business users. Offers large capacity inbox storage and anywhere, secure access.

miCALENDAR:                         Provides  users and  organizations  with the
                                    ability  to  track  their   schedules  at  a
                                    glance.  Functional  offerings  include  the
                                    ability  to create  appointments,  schedules
                                    and  set  alarms.   Users  can  share  their
                                    calendars with other users. Views can be based on daily, weekly, monthly, yearly or when Chat Rooms are booked, visits from out of town, in an automated architecture.

miPORTAL:                           The Milinx  Portal Suite is a  full-featured
                                    portal that  operates in a secure  web-based
                                    environment.  The Milinx  Portal is designed
                                    to build unique communities and allows views
                                    of   employees,   partners,   suppliers  and
                                    customers  from  a  single  window.   Milinx
                                    Portal  Suite  offers  users the  ability to
                                    completely  customize  their views for their
                                    specific  requirements.  It also  builds  in
                                    Business    Intelligence    and    Knowledge
                                    Management.

miMESSAGING UM:                     Unified messaging is the key  to  organizing
                                    communications   and   controlling  costs.
                                    By   integrating   all  incoming   messages
                                    into a single, universal inbox you can examine and prioritize communications with flexibility. Functions can be tailored to your personal needs and information overload avoided. The express product does not bundle any airtime into the package.

miCATALOG:                          An SOHO  product that allows users to create
                                    and maintain their own  e-commerce  website.
                                    Users can upload up to 100 items from inventory for display.

miSTORE: The foundations of miCOMMERCE and miSTORE are a SOHO targeted product that allows small organizations to create and maintain their own e-commerce website. During the sign up process, a vendor account will be set up.

miBILLING:                          The  basic  product   provides  online  bill
                                    presentment    and    e-payment.    Provides
                                    companies with the opportunity to private label their invoices. More advanced features will include tiered billing, customization,
                                    AR, AP as well as invoice and commission tracking.

The following products are expected to be released during the third quarter, 2001.

miOFFICE:                           miOFFICE   is  the   web-top  for  all  your
                                    applications and  information.  It is set to
                                    remember your settings whether you access it
                                    from home or the office.  Accessible anytime
                                    anywhere  it will  be  expanded  to  include
                                    Office   product   suites   such   as   word
                                    processing,   spreadsheet   &   presentation
                                    software.

miCUSTOMER:                         Customer   management   tool   that   allows
                                    organizations to track and monitor customer orders and preferences. In doing so, it provides organizations with the ability to target specific customer segments and learn more about their customers

miADVERTISING:                      miADVERTISING  is designed to assist clients
                                    with   in   designing,    implementing   and
                                    monitoring a marketing campaign for their products. It will be integrated into many of the Milinx products.

miSALES: Allows organizations to track the productivity of their sales representatives, manage field sales personnel and teams as well as monitor and distribute sales leads.

miHR: miHR is a scalable human resource tool that offers various features. Among these features include recruiting (especially for high-tech companies), payroll and benefits, labor relations, training, policy authoring, career path assessment and employee performance appraisals

The following products are expected to be released during the fourth quarter, 2001:

miCOMMERCE:                         Similar to miCATALOG/miSTORE,  miCOMMERCE is
                                    a scalable  e-commerce  product  that allows
                                    Small and Medium  enterprises  to create and
                                    maintain  their  own   e-commerce   site  in
                                    addition,      miCOMMERCE      will     have
                                    e-procurement, B2B exchanges, comprehensive reporting, facilitate for the creation of vendor accounts during the signup process as well as other features.

miCRM: Customer management tool that allows organizations to track and monitor customer behavior. In doing so, it provides organizations with the ability to target specific customer segments and learn more about their customers

miMEETING:                          miMEETING  is  a  chat  room  and  IP  phone
                                    meeting  place  that  provides  for 100's of
                                    participants  simultaneously.   It  provides
                                    moderator  and voice  controls  along with a
                                    text   discussion   web  top  for   parallel
                                    discussions

miDRIVE: High security data storage is maintained on the subscribers hard drive and in the Milinx Application Data center with 128 bit encryption. miDRIIVE will sync the data on the hard drive and the Application Data Center and will be able to differentiate between the two to ensure no information is lost. It also will transmit the encrypted data through Secure Socket Layer (SSL) for a redundant layer of security

Throughout 2002 we expect to see the following new services added to the Milinx suite of offerings:

miMESSAGING UC:                     Same as  miMESSAGING  UM except  it includes
                                    unified  communications.   Many  forms   of
                                    communications such as home phone, cell phone, email, voice messaging and fax are accessed at a single point with a single message and setting storage point. Single point unified communications.

miCAST: This proprietary product integrates voice into e-mails with a viewer type control that pops up once the hyper linked word is selected. You can provide verbal definitions, send a wireless e-mail of 20 words and with miCAST you can send the whole picture by speaking what you mean in every word. No need to send a 2,500 word e-mail. It can also be used to build a voice overlay as you read your e-mail.

miNETWORK:                          (VoIP, VPN).     A VPN carries programs and
                                    data with the  utmost security. At the same
                                    time  this technology  reduces  costs  that
                                    formerly kept  secure remote networks out of
                                    reach for  most  companies. A  VPN  securely
                                    connects   satellite  offices,   traveling
                                    employees, telecommuters and clients to a company's headquarters. Milinx will do this by using encryption, authentication and access-control technologies to create secure
                                    "tunnels" through the Internet, connecting head office and remote users through the Milinx Application Data Center.

miWORKFLOW:                         Tracks,  processes  and  measures   results.
                                    Provides management with the ability to assign and track tasks and to identify the process flow of those tasks.

miPROJECT:                          A  project  management  template,  miPROJECT
                                    offers  a  template  gallery  that  contains
                                    timelines,  resource planning, and personnel
                                    requirements    for   various    specialized
                                    projects and industries,  Milinx Project and
                                    Workflow Management will be a handy tool for
                                    anyone planning a project or series of tasks
                                    with  specific   dates  and  milestones  and
                                    anyone else who has a lot of tasks to juggle.

miSCM: A system that coordinates the order taking, order generation and fulfillment (or distribution) of products, services or information along the supply chain network.

miACCOUNTING:                       An  advance   accounting   application  with
                                    features   such  as   accounts   receivable,
                                    accounts payable, risk management, inventory and others.

miPORTAL EIP:                       An  enterprise   information   portal that
                                    builds its own knowledge  base,  creates its
                                    own  knowledgebase  and  performs  automated
                                    reporting.  This  will be a useful  tool for
                                    subscribers  of  Milinx   products   because
                                    reports are triggered by key events or milestones.

Competition

The market for our services is now and will continue to be very competitive. To obtain customers, Milinx has spent and will be further expending significant financial resources. These payments include advertising, commissions, share warrants, and other financial inducements. Generally, our competition includes other S/MAPs and ASPTechone's competition includes ASPs, Systems Integrators, ISPs and web hosting companies, software companies and telcos. We have yet to achieve any significant market share and many of our competitors have substantially more financial resources and brand recognition than we do.

Liquidity and Capital Resources

For the period reported, Milinx's ability to mobilize cash has been almost entirely dependent on its ability to sell securities to pay bills. Since start-up, Milinx has built and completed a data center, engaged in promotional programs such as its ten-city road show to introduce Milinx to the public, and developed proprietary applications for use with its new data center such that during this phase of development, Milinx has been unable to depend on revenue to pay expenses.

Proceeds from the sale of securities in the first full fiscal year were $11,629,298 and for the first six months of this year were $4,878,719.

Construction  of  the  now  completed  data  center   represents  a  significant
non-recurring expenditure and there are no immediate plans to do another multi-city road show. While some applications have been developed and are in use, Milinx expects to continue developing applications for the foreseeable future to enhance its service to customers. As the number of resellers and subsequent users grow, Milinx expects to be less dependent on the selling of securities to pay expenses. While establishing itself in new space and building out the data center, capital expenditures in the first fiscal year were $3,830,099 and for the six months just ended were $1,320,288. Heavy promotion and data center related expenses resulted in a temporary increase in the cost of sales as anticipated during the transition from a development company to a sales driven organization. Milinx will have to continue raising capital over the next year while sales grow to support operations.

Milinx has formed a new subsidiary called Milinx Wireless, Inc. for the purpose of holding proprietary wireless technology developed in Milinx and certain wireless technology has been transferred to Milinx Wireless, Inc. Milinx has entered into a Heads of Agreement license with Hungary Moda Communications of Hungary that has potential for producing license revenue to Milinx in the future.

Milinx has negotiated a Standby Equity Financing Commitment from a private investor in the amount of $30,000,000 that involves tranche sales of its voting common stock for total proceeds of up to $30,000,000. The Standby Equity Financing will become available to the Company subject to, amongst other conditions, the effective registration of the Common Stock through an S1 filing with the Securities and Exchange Commission.

Milinx has agreed to terms and conditions and signed an agreement with a lender to negotiate, from the lender's internal fund, for a Promissory Note Bridge Loan providing for no less than $1,000,000 and up to $3,500,000 of financing. The lender will receive certain equity considerations as part of the agreement.

Revenue, Cash Flow, and Profitability Projections

On July 21, 2000, Milinx filed a Form 8-K with the SEC, which, among other things, forecasted positive cash flow in calendar Q1 of 2001 and profitable operations in calendar Q2 in 2001. Due principally to significantly slower than anticipated build-up of revenues, the Company has revised its forecasts such that we are now not projecting positive cash flow until calendar Q4 2001 and profitable operations until calendar Q1 of 2002.

Results of Operations

During the second quarter ended December 31, 2000, the Company conscientiously reduced its operating expenses through a reduction in personnel and curtailing of advertising, consulting, and travel and entertainment expenses. However, these cost savings were partially offset by increases in rent (resulting from new facility lease), depreciation of newly acquired assets and increased telecommunication expenses. These increases are all associated with the data center becoming operational.

Revenue and Cost of Sales

For the quarter ended December 31, 2000, revenues were $23,794 as compared to $53,838 for the same period ended December 31, 1999. This was a result of a transition to a different product mix and a phase out of the original product. The new products are now showing rapid growth. Cost of goods sold increased
$69,489 over the same period last year primarily due to expenses related to promotions and telecommunication lines.

Selling, General and Administrative Expenses

Due to the significant growth that the Company has experienced between December 31, 1999 and December 31, 2000, a comparison of operating results between fiscal 1999 and 2000 would not be meaningful and thus has been omitted, for the most part, from the discussion that follows.

Selling, general and administrative expenses increased in the six months ended December 31, 2000, to $6,307,972. This increase was principally a result of the increases to the following expenditures:

>> Wages and salaries for the six months ended December 31, 2000, increased to $2,958,171 as a result of hiring additional personnel the Company anticipated would be necessary to develop and integrate our applications and to service projected clientele. However, slower growth in revenues than anticipated resulted in a November 2000 staff reduction. The Company will continue to adjust staffing levels as necessary.

>> During the six months ended December 31, 2000, the Company spent approximately $458,000 in a substantial marketing effort to promote our new products. These costs were related to the ten-city road show, during which we traveled to major cities throughout North America, increasing consumer and reseller awareness of the many new products being offered. Approximately $112,000 was spent on campaign advertising, $291,000 on the production and execution of the shows, and $55,000 for transportation, accommodation and other expenses.

>> General advertising expenses were $192,226 for the six months ended December 31, 2000, with majority of the expenses incurred in the first three months. This expense was sharply curtailed in the second quarter and $39,693 was spent.

>> During the six months ended December 31, 2000, depreciation and amortization expenses increased to $826,771. It is likely this expense will continue to increase as new assets are purchased or developed internally.

>> Consulting fees increased to $569,791. As part of the Company's cost reductions, the spending in this area has decreased by 55% compared to the first quarter of 2001. These reductions were due to the data center completion (decrease of $153,000) and $74,000 of non-recurring Q1 expenses related to the development of multimedia presentations and the implementation of a new internal accounting software package.

>> Telephone expenses increased to $209,400. The majority of these expenses relate to leasing and maintaining access lines for customers; therefore, these expenses are expected to increase in the future.

>>       Travel and entertainment expenses for the six months ended December 31,
         2000 were  $174,465.  Second   quarter   expenses   were  41%  of  the
         first quarter spending and will continue to decrease in the third quarter as part of the Company's cost reduction initiative.

>>       For the six months  ended  December  31,  2000,  the  Company  recorded
         $304,528 in amortization expenses related to deferred compensation. Assuming the share price increases in the future, until underlying stock options are exercised, this expense will commensurately increase.

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

Milinx is presently experiencing financial difficulties and may not have the cash, equity capital, credit, or working capital to pay our current expenditures. We are seeking equity financing which may not be available on acceptable on terms and conditions to us, if at all.

The Company has reduced its payroll, which resulted in the payment of accrued vacation and severance mandated by the Province of British Columbia.

We are operating at a significant loss, which will further erode our already limited resources. As well, our monthly cash flow deficit is approximately $600,000 and is still being reduced significantly. However, there is no assurance that this can be accomplished before our limited cash resources are exhausted.

Our marketing program is being revised and retargeted and we have not yet proven the new program to be economically viable.

Only our platform proprietary applications are available, some of which are yet to be commercially proven, as well, the ASP business model has yet to be proven.

We are competing with companies with substantially more financial resources and brand awareness. Additional Executive and IT personnel need to be hired. However, our present financial difficulties may make that difficult to achieve.

Due at least to all of the aforementioned variables, forecasting positive cash flow and profitability is difficult and neither might ever be achieved.

The trading price of our common stock could be subject to significant fluctuations. On a fully diluted basis, we would have 35,500,000 shares of common stock available if all preferred shares were converted into common stock and options and warrants are exercised. We cannot predict the effect if any, this would have on our share price.

ITEM 3.  QUANTITIVE AND QUALATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2000 we had $1,631,048 of accounts payable outstanding, which was an increase of 55% from $1,053,338 at September 30, 2000. The Company had $425,832 of convertible debt, net of discount, bearing interest at 12% outstanding at December 31, 2000. At December 31, 2000, $1,502,958 in lease obligations was outstanding. The Company continues to manage its liquidity risk through our regular operating and financing activities. There have been no changes in our interest rate risk and other market risks.

We develop our services in Canada and market our services in the United States and Canada. As we expand our operations in these two markets and outside of North America, our financial results could be affected by various factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Because all our services are denominated in U.S. dollars, a strengthening of the dollar could make our products and services less competitive in international markets.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On January 12, 2001, Tantalus Communications Inc. commenced action against Milinx Business Services, Inc. in the Supreme Court of British Columbia, claiming damages for unpaid invoices for services performed, in the amount of $65,092 plus legal fees incurred. Milinx Business Services, Inc. has commenced a counterclaim against Tantalus Communications Inc. and the parties settled out of court on February 17, 2001.

On January 5, 2000, Milinx filed a Writ of Summons and Endorsement against Brian Foster, who was retained by Milinx to act as agent in securing future financing for a $25,000 fee. Milinx paid $25,000 and claims that Foster did not, in fact, perform his duties. The case is now set for a brief examination for discovery.

On October 4, 2000, three former employees of Milinx's subsidiary, Milinx Business Services, Inc. ("Services"), advanced separate actions in British Columbia Supreme Court against Services alleging breach of their employment severance agreements and claiming unspecified damages. The Company believes that these actions are without merit and has not provided any accruals. Services will be vigorously defending these actions and counterclaiming against the respective individuals for breach of employment and severance agreements, and claiming return of all funds paid out under their respective severance agreements plus damages for wrongful breach.

Milinx Business Services, Inc., Milinx Business Group, Inc. and Maynard Dokken served Jason and Pamela Franklin with an Alberta Supreme Court order setting out the claims of the Company against these parties including damages claimed in the amount of $150,000 per posting. Milinx Business Services, Inc., Milinx Business Group, Inc. and Maynard Dokken commenced an action in October 2000 against Raging Bull Inc., John Doe Services Provider, John Doe I, II, and III and Jane Doe I, II and III. Raging Bull is an Internet Bulletin Board that permits users to post inquiries and opinions with respect to various securities. John Doe Services Provider is an Internet Service Provider or Providers ("ISPs"). John Doe I, II, and III and Jane Doe I, II, and III, all individuals whose identities are unknown to the Plaintiffs, have undertaken various postings on Raging Bull Inc. that are defamatory to the Plaintiffs. The Plaintiffs were granted an Order that, amongst other things, Raging Bull Inc. must either defend the action or provide all information in its possession to assist in identifying the remaining Defendants.

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

Under Regulation S, the Company sold 299,273 Millennium units at $2.00 per share for total gross cash proceeds of $573,546 in a joint offering with Milinx Wireless, Inc. Each unit consists of 4 shares of Milinx Business Group, Inc. and 8 shares of Milinx Wireless, Inc. The Company collected a further $25,000 in outstanding receivables related to this offering in January 2001.

The Company sold 54,222 common stock shares at $4.50 through a small private placement for total net proceeds of $219,599.

The Company received $130,000 from exercises of 65,000 Class D warrants by their holders.

In addition to the above, during the three months ending December 31, 2000 the Company issued 43,500 common shares in connection with the exercise of employee stock options, for total cash proceeds of $5,125.

The Company chose to abort the acquisition of Big Online Systems Corp. and Bigdatabase Corp. On December 22, 2000, Milinx Business Group, Inc., in a letter to Trevor Skillen of Metasoft, agreed to issue 50,000 common stock shares to satisfy the $100,000 breakout fee. Metasoft will use all reasonable efforts to set up their client list as agents / subscribers of Milinx services and products. The shares are subject to registration with the Securities and Exchange Commission.

The above mentioned proceeds were used for general working capital and operating purposes, including the lease and rental of equipment, legal, accounting and transfer agent fees, salaries to employees, directors and officers of the Company and the rollout of the Company's ASP products.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

ITEM 5.  OTHER INFORMATION.

On November 15, 2000 the Company received net proceeds in the amount of US $400,000 from Millennium III Trust, in return for a demand note for $444,444 maturing on March 31, 2001 with interest at a rate of 12% per annum. On December 29, 2000, Milinx Business Group, Inc. received 30 days notice for repayment of the demand note, together with interest. Currently, the two parties are negotiating an acceptable settlement of this matter.

On December 5, 2000, James W. Summers resigned as Chief Financial Officer of the Company.

Also on December 5, 2000 the Board of  Directors  of the  Company  approved  the
registration   of  500,000  common  shares  with  the  Securities  and  Exchange
Commission.

Milinx Wireless, Inc. was formed on December 6, 2000 as a wholly owned subsidiary of the Company. Milinx Wireless, Inc. is structured to facilitate the advancement of proprietary technology into global wireless development. Milinx Business Group, Inc. received 50,000,000 common shares in consideration for a patent pending in wireless technology. On February 5, 2001 Milinx Wireless, Inc. paid 35,000,000 common shares for a new wireless technology that could potentially deliver a downstream bandwidth of 6.4 MBs.

On December 18, 2000, the Company entered into a preliminary agreement to issue common stock shares to Bema Gold Corp., a landlord, for a total amount of $166,900 in exchange for additional office space at 595 Burrard Street, Vancouver, BC. Bema Gold Corp. has not yet notified the Company of its agreement with these terms.

On December 17, 2000, the Company entered into an agreement with Hungary Moda and Ilingfor to license certain wireless technology rights in the eastern and central European market. The agreement calls for a deposit of $350,000 and requires a formal signing of a comprehensive arrangement before the end of March 2001. In this agreement, licensing fees in the amount of $1,550,000 are payable in the first 6 months for the right to distribute thorough our S/MAP Application Data Center products to these markets. These parties will be responsible for any cost associated with the customization of these products to deliver a usable interface in the local language and any other customization. The agreement further provides for a 15% gross royalty on all revenue generated from subscriptions of these products. The agreement further contemplates licensing fees generated by the implementation of a wireless network using Milinx wireless technology. In this agreement there is an option by the licensee to buy out the rights to the original wireless technology for an additional $25,000,000. The master agreement has not been signed.

On December 12, 2000 Milinx signed a Consulting Agreement to facilitate the signing of a licensing contract with Hungary Moda and Ilingfor. The consulting agreement called for a commission equal to $350,000 plus 50,000 shares upon receipt of the signed license agreement and the first payment, and an additional payment of$10,000.

Upon receipt of the payment order in the amount $350,000 from Hungary Moda and Ilingfor, the Company assigned it to the agent in satisfaction of the aforementioned $350,000 commission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Form 8K filed on December 15, 2000 reporting December 5, 2000 resignation of Milinx Business Group, Inc. Chief Financial Officer, Mr. James W. Summers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILINX BUSINESS GROUP, INC.                         February 20, 2001



/s/ Mikiko Fujisawa                                 February 20, 2001
-----------------------------------         ---------------------------------
Mikiko Fujisawa,                                           Date
Treasurer