Form 10-Q
period 2001-03-31
MILINX BUSINESS GROUP INC
filed 2001-05-21
CIK 1088815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10Q


QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
                       ACT OF 1934 FOR THE PERIOD ENDING


                                 MARCH 31, 2001


                           MILINX BUSINESS GROUP, INC.
                           (Exact Name of Registrant)

                DELAWARE                                        91-1954074
 (State or Jurisdiction of Incorporation                     (I.R.S. Employer
            or  Organization)                             Identification Number)

               SUITE 3827, 1001 FOURTH AVENUE, SEATTLE, WASHINGTON
                    (Address of Principle Executive Offices)

                                      98154
                                   (Zip Code)

                        (206) 621-7032 or (604) 647-7600
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant has (1) filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

_______ Yes                                                          No _______

There are 20,049,409 issued and outstanding common shares of the issuer as of May 17, 2001.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MILINX BUSINESS GROUP, INC. and SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                                                        March 31,       June 30,
                                                                          2001            2000
                                                                      (Unaudited)
                                                                      ------------    ------------
CURRENT ASSETS
    Cash                                                              $     40,992    $  2,162,430

    Receivables
        Trade                                                              161,200           9,334
        Subscriptions                                                      225,900         323,721
        General Sales Tax                                                   28,613         327,149
        Employee and stockholders                                           54,755          20,692
                                                                      ------------    ------------
           Total accounts receivable                                       470,468         680,896

       Due from Milinx Marketing Group                                      33,915          82,644

       Security deposits                                                   108,287         209,362
       Prepaid rent and other                                              155,252          43,549
                                                                      ------------    ------------

           Total current assets                                            808,914       3,178,881

PROPERTY AND EQUIPMENT-AT COST, net of accumulated depreciation          4,061,198       3,572,168

OTHER ASSETS
    Licenses                                                               800,000       2,036,985
       Capital lease deposits                                               28,997         203,915
       Security deposits                                                      --             1,300
                                                                      ------------    ------------

                                                                      $  5,699,109    $  8,993,249
                                                                      ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                  $  1,626,738    $    981,233
    Accrued liabilities                                                    362,999         279,758
    Convertible note payable, net of unamortized discount                  444,444            --
    Due to Milinx Management Corporation                                     3,586           3,586
    Capital lease obligations                                            1,170,023         536,061
    Loan Payable                                                            19,038            --
       Customer deposits                                                      --             2,529
                                                                      ------------    ------------

           Total current liabilities                                     3,626,828       1,803,167

CAPITAL LEASE OBLIGATIONS, net of current obligations                         --           927,808

MINORITY INTEREST                                                           56,604            --
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Series A 10% non-cumulative, voting convertible preferred stock          3,675           3,675
    Series B 10% non-cumulative, voting convertible preferred stock           --             1,681
    Series C 10% non-cumulative, voting convertible preferred stock          1,348           2,207
    Common stock                                                            22,138           9,671
    Additional paid in capital                                          20,218,076      14,908,291
    Unearned compensation                                                     --        (1,102,626)
    Accumulated deficit                                                (18,061,397)     (7,480,702)
    Accumulated other comprehensive deficit                               (168,163)        (79,923)
                                                                      ------------    ------------
                                                                         2,015,677       6,262,274
                                                                      ------------    ------------

                                                                      $  5,699,109    $  8,993,249
                                                                      ============    ============

        The accompanying notes are an integral part of these statements.


                                 MILINX BUSINESS GROUP, INC. and SUBSIDIARIES

                                     Consolidated Statements of Operations
                                                  (Unaudited)

                                                         For the three months ended       For the nine months ended
                                                                  March 31,                      March 31,
                                                           2001            2000            2001            2000
                                                       ------------    ------------    ------------    ------------
Net sales                                              $    165,031    $     56,926    $    276,514    $    156,735

Cost of sales                                               112,669         113,203         390,169         273,634
                                                       ------------    ------------    ------------    ------------

Gross Income (Loss)                                          52,362         (56,277)       (113,655)       (116,899)
                                                       ------------    ------------    ------------    ------------

Selling, general and administrative expenses              2,535,479       1,530,870       9,192,389       4,143,556

Other expenses (income)
    Interest                                                 57,548            --           178,586            --
    Impairment Loss                                         468,403            --           468,403            --
    Miscellaneous                                          (179,040)         (6,804)        (72,973)         (2,821)
                                                       ------------    ------------    ------------    ------------
                                                            346,911          (6,804)        574,016          (2,821)
                                                       ------------    ------------    ------------    ------------

Net Loss from operations before
minority interest and cumulative effect
of change in accounting principle                         2,830,028       1,580,343       9,880,060       4,257,634

Cumulative effect of change in accounting principle         705,133            --           705,133            --
                                                       ------------    ------------    ------------    ------------

Net loss from operations before minority interest         3,535,161       1,580,343      10,585,193       4,257,634

Minority interest share in net loss of  a subsidiary         (5,291)           --            (5,291)           --
                                                       ------------    ------------    ------------    ------------
Net Loss                                               $  3,529,870    $  1,580,343    $ 10,579,902    $  4,257,634
                                                       ============    ============    ============    ============

Net loss per common share - basic and diluted          $       0.18    $       0.17    $       0.64    $       0.48
                                                       ============    ============    ============    ============

The accompanying notes are an integral part of these statements.




                                      MILINX BUSINESS GROUP, INC. and SUBSIDIARIES

                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)

                                                                                    For the nine months ended
                                                                                             March 31,
                                                                                     2001                  2000
Increase (Decrease) in cash

Cash flows from operating activities
    Net loss                                                                 $    (10,579,902)     $       (4,257,634)
                                                                             -----------------     -------------------
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                               1,560,205                 241,779
        Impairment Loss                                                               468,403                       -
        Cumulative effect of change in accounting principle                           705,133                       -
         Minority Interest                                                             (5,291)                      -
        Gain on sale of subsidiary's share                                           (178,505)                      -
        Write off of license and trademark costs                                            -                 304,500
        Write off of related party balances                                            32,705
        Shares issued in lieu of cancellation fees                                     80,000                       -
        Millennium units issued for services                                          100,000                       -
        Amortization of debt discount                                                  44,444
        Employee stock and stock option compensation                                  483,178                  32,000
            Changes in assets and liabilities
           Receivables                                                                112,471                (127,985)
                   Security deposits and prepaid expenses                             (10,628)                (18,298)
           Accounts payable, accrued liabilities and customer deposits                555,963                 723,819
                   Related party receivables                                           16,024                       -
                                                                             -----------------     -------------------

           Net cash used in operating activities                                  (6,615,800)              (3,101,819)

Cash flows from investing activities
    Acquisition of fixed assets                                                    (1,170,755)               (471,810)
    Acquisition of licenses and trademarks                                           (218,507)               (157,468)
    Cash acquired through Forestay                                                          -                     500
    Equipment deposits                                                                      -                (508,303)
                                                                             -----------------     -------------------

           Net cash used in investing activities                                   (1,389,262)             (1,137,081)
                                                                             -----------------     -------------------

Cash flows from financing activities
    Borrowings                                                                         19,038
    Issuance of convertible debentures                                                400,000
    Proceeds from sale of Millenium Units                                           2,132,860
    Proceeds from conversion of D warrants                                          3,629,748                       -
    Proceeds from issuance of Class A Units                                                 -               2,772,500
    Proceeds from issuance of Class D Units                                                 -               5,333,660
    Proceeds from conversion of Class D Units                                         325,970                       -
    Proceeds from issuance of common stock to employees                                 8,010                   3,550
      Payments on capital lease obligations                                          (543,762)                      -
                                                                             -----------------     -------------------

           Net cash provided by financing activities                                5,971,864               8,109,710
                                                                             -----------------     -------------------

Effect of the exchange rate changes on cash                                           (88,240)                 (8,420)

Net increase (decrease) in cash                                                    (2,121,438)              3,862,390

Cash at beginning of year                                                           2,162,430                   4,522
                                                                             -----------------     -------------------

Cash and cash equivalent at end of the period                                $         40,992      $        3,866,912
                                                                             =================     ===================

SUPPLEMENTAL DISCLOSURES
    Property acquired under capital lease                                    $       416,302       $                -
                                                                             =================     ===================


The accompanying notes are an integral part of these statements.

                  MILINX BUSINESS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  FINANCIAL STATEMENTS

The unaudited, consolidated financial statements of Milinx Business Group, Inc. (the "Company" or "Milinx"), and its subsidiaries, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2001. The Company was incorporated on December 10, 1998 and commenced its operations on February 10, 1999. This Form 10-Q should be read in conjunction with the Form 10-K that includes consolidated financial statements for the year ended June 30, 2000 and June 30, 1999.

NOTE 2.           LOSS PER SHARE

Basic and diluted loss per share is based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding during the nine months ended March 31, 2001 and 2000, was 16,419,713 and 8,871,738, respectively. The weighted average number of common shares outstanding during the three months ended March 31, 2001 and 2000, was 19,938,830 and 9,216,000, respectively. Diluted loss per share includes the effect of all potentially dilutive common stock equivalents. Diluted loss per share for the three months and nine months ended March 31, 2001 and 2000, equaled basic loss per share due to the anti-dilutive effect of the common stock equivalents. As of March 31, 2001 and 2000, the Company had 39,704,106 and 32,730,425 in outstanding dilutive common stock equivalents.

NOTE 3.  COMPREHENSIVE INCOME

The Company has adopted SFAS 130, Reporting Comprehensive Income. The statement requires inclusion of foreign currency adjustments, reported separately in stockholder's equity as other comprehensive income. The Company's total comprehensive loss for the three months and nine months ended March 31, 2001 and 2000 was $3,536,704; $10,668,142; $1,564,109 and $4,266,054, respectively.

NOTE 4.  MANAGEMENT PLANS

The Company's negative cash flow from operations is expected to continue through at least the next two quarters of the calendar year. Until subscription and product revenues exceed cash operating expenditures, substantial additional equity capital will have to be raised to fund capital expenditures and operations.

During the third quarter of fiscal year 2000, the Company received refunds of approximately $347,000, from the Goods and Services Tax (GST Canada). Most of this tax was paid for goods and services acquired during the construction of the data centre. The Company was eligible to claim these amounts net of GST collected from sales.

For the quarter ended March 31, 2001, the Company raised a total of $1,192,869, net of placement fees, in equity capital through the sale of Millennium Units. The Millennium Units (part of the Millennium Offering) generally consist of eight common shares of Milinx Business Group, Inc. and four common shares of Milinx Wireless, Inc. and are offered at a price of $2.00 per unit. Subsequent to March 31, 2001 and through the date of this filing, the Company received an additional $326,900 in gross proceeds from the offering, including $225,900 outstanding as of March 31, 2001.

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

The Company is currently placing a private offering in the amount of $1,450,000 to provide funding for operations. The Company has significantly reduced its base operating cost, increased its revenue, lowered its loss per share and released its core business software suite. Next stages after the funding for continuing operations will be the completion of the S1 and S8 filings, which will allow access to the Standby Equity Financing and a modest sum for payables.

NOTE 5.  LICENSES

As of January 1, 2001, the Company changed the amortization method of capitalizing licensing costs to straight line from "seats sold to total seats available" method. The management believes that due to subscription levels being significantly lower than originally estimated, the straight-line method would more accurately reflect economic benefit of the underlying licenses. Cumulative effect of this change in the accounting principle was $705,133, which represents an increase in net loss per share of $.04 for both three, and nine months ended March 31, 2001.

At March 31, 2001, the Company evaluated the potential impairment of its long-lived assets and concluded that while the license agreements currently in place are expected to benefit the Company in the future, there is a significant doubt about the recoverability of some of the costs over the remaining terms of the underlying license agreements. As there is no assurance that such licenses can be extended, the Company wrote off $468,403 in unamortized licensing costs.

NOTE 6.  CONTINGENCIES

On April 4, 2001 Alantra Venture Corporation filed a Summary of Action in the Supreme Court of British Columbia against TRG, Milinx Business Group, Inc., Milinx Wireless Inc. and Maynard Dokken, claiming damages against the parties for inducement to breach contract and trading of confidential information. Milinx et al dismisses all such claims and has provided notice to Alantra seeking consent to dismiss the action or, failing that, proceeding with summary application dismissing the claim, seeking special and increased legal costs. As of April 19, 2001 this action has been suspended indefinitely.

On April 6, 2001 Milinx Business Services, Inc. and Milinx Business Group, Inc. filed a Writ of Summons in the Supreme Court of British Columbia against Sun Microsystems, Inc., Netscape Communications Canada, Inc., Netergy Networks, Inc. Intraware Canada, Inc. and Burntsand Inc. claiming for damages in excess of 10,000,000 Canadian dollars for misrepresentations and breach of contract. Sunrise International Leasing Corporation (with all correspondence under the SUN Microsysytems letterhead) filed a Summons and Complaint in the State of Minnesota, County of Hennepin against Milinx Business Group, Inc. and Milinx Business Services Inc., for two Counts, Breach of Equipment Lease by Services: in excess of $50,000 in damages and immediate possession of equipment and Breach of Lease Guaranty by Group: in excess of $50,000 damages and seizure of equipment. The company takes the position that this is in reaction to the Writ of Summons issued in the Supreme Court of British Columbia and therefore the jurisdiction and claim should be part of and in the same jurisdiction of British Columbia. Milinx feels it is in a strong position to prevail on these actions but it is in no way guaranteed a beneficial settlement or amount of any settlement.

After reaching an out of court settlement with Milinx Business Services, Inc., on April 18, 2001, Tantalus Communications Inc. filed a Notice of Discontinuance, releasing Milinx Business Services, Inc. from further action. Milinx was not required to pay any more than the invoices outstanding before their claim.

On October 4, 2000, three former employees of Services advanced separate actions in British Columbia Supreme Court against Services alleging breach of their employment severance agreements and claiming unspecified damages, benefits and of Reza Bazargan's claim of lack of vacation wages. The authority of British Columbia that governs employee wages has dismissed the allegation that Milinx Business Services failed to pay vacation wages to Reza Bazargan.

The Company believes that these actions are without merit and has not provided any accruals. Services will be vigorously defending these actions and counterclaiming against the respective individuals for breach of employment and severance agreements, and claiming return of all funds paid out under their respective severance agreements plus damages for wrongful breach.

Pending before the Supreme Court of British Columbia is a Writ of Summons and Endorsement against Brian Foster, who was retained by Milinx to act as agent in securing financing in exchange for a fee of $25,000. Milinx claims that although it paid Mr. Foster the fee of $25,000, he did not perform his duties. Foster denies that he received such fee, and the case is now set for an examination of discovery.

Milinx Business Services, Inc., Milinx Business Group, Inc. and Maynard Dokken commenced action against Jason and Pamela Franklin in the Alberta Supreme Court claiming damages in excess of $150,000 per posting. Milinx Business Group, Inc. and Maynard Dokken commenced action in October 2000, against Raging Bull Inc., John Doe Services Provider, John Doe I, II and III, all individuals whose identities became known to Milinx through Raging Bull Inc., and who have undertaken various postings on Raging Bull Inc. that are defamatory in nature against Milinx. Discontinuance of Action against one of the Defendants, Future Shop Ltd. (only) was filed by Milinx on March 16, 2001.

NOTE 7.  OTHER

As of the date of this filing, Milinx Business Services, Inc. is not current on its capital lease payments. The leases were between one and four months past due as of March 31, 2001. As of the date of this filing, the past due amount reflects from two or five months of past due payments. Due to the aforementioned events of default, the Company classified all capital lease liabilities as current for financial statements presentation purposes.

On December 29, 2000 the holder of convertible debentures called in the outstanding principal balance by providing the Company with a thirty-day notice. The Company is currently negotiating the terms of repayment and included the total balance outstanding on the debenture, net of unamortized debenture discount, as current liabilities in the accompanying financial statements. The Company has requested an extension for repayment.

Milinx completed a Standby Equity Financing Commitment agreement February 13, 2001 with Bluefire Capital, Inc. in the amount of $30,000,000 that involves tranche sales of its voting common stock for total proceeds of up to $30,000,000. The Standby Equity Financing will become available to the Company subject to, amongst other conditions, the effective registration of the Common Stock through an S1 filing with the Securities and Exchange Commission. The Company authorized 150,000 warrants to Bluefire Capital for completing the contract. The Company has not recorded the warrants because they can be voided by Milinx if Bluefire Capital does not perform as required in the agreement. The Warrants are reduced by 30,000 each time Bluefire Capital cannot fund a draw down request by Milinx.

Milinx signed an agreement with Farmroots, Inc, to create and host a vertical-market portal (vortal) site for $525,000. Milinx invoiced Farmroots for $150,000 for development services rendered in February and March, 2001, which represents approximately 25% of the estimated contract revenues based on the percentage of costs incurred through March 31, 2001 ($70,000) to the total cost over the life of the contract.

On December 17, 2000, the Company entered into an agreement with Hungary Moda and Ilingfor to license certain wireless technology rights in the eastern and central European market. The agreement required a formal signing of a comprehensive arrangement before the end of March 2001. Milinx did not pursue this transaction due to the Chief Executive Officer's time constraints and focus on the S/MAP business development strategy. Hungary Moda would like to proceed with this agreement. Milinx intends to continue developing the Hungary Moda agreement once its current software application rollout and sales development strategy is completed.

NOTE 8.  SUBSEQUENT EVENTS

On April 10, 2001, the Board approved an Acknowledgement & Release of Obligations by 545731 B.C. Ltd. (formerly Milinx Marketing Group, Inc.). A payment of $33,759 was received from 545731 B.C. Ltd.

Since March 31, 2001 through to the date of this filing, Milinx has sold 300,000 common shares of Milinx Business Group, Inc. and 600,000 common shares of Milinx Wireless, Inc. as part of the ongoing Millennium Offering, for total proceeds of $150,000, of which $40,000 has not been paid as of the date of this filing.

Barry Phillips resigned as a Director effective April 12, 2001.

As of the date of this filing, Milinx Business Services, Inc. had not paid April, 2001 payroll tax and statutory deductions to Revenue Canada. In addition the Company is late in distributing 71% of its May 15th payroll; however, it expects to meet this obligation by May 21, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH THE FINANCIAL STATEMENTS AND RELATED NOTES OF MILINX BUSINESS GROUP, INC. AND ITS WHOLLY OWNED SUBSIDIARIES INCLUDED IN THIS FILING FOR THE THIRD FISCAL QUARTER ENDED MARCH 31, 2001. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS INVOLVING RISKS AND UNCERTAINTIES, SUCH AS OUR FUTURE PLANS AND OUR ABILITY TO MEET REVENUE GOALS, OBJECTIVES, EXPLANATIONS, PROJECTIONS AND INTENTIONS. OUR ACTUAL RESULTS MAY HAVE DIFFERED MATERIALLY FROM PROJECTIONS MADE IN OTHER SUCH FILINGS AND COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THIS FILING. SIGNIFICANT FACTORS THAT COULD CAUSE OR CONTRIBUTE TO DIFFERENCES AS SUCH, INCLUDE THOSE DISCUSSED IN "RISK FACTORS" AS WELL AS THOSE SET FORTH IN THIS FILING AND OTHER FILINGS MADE BY THE COMPANY. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE MADE AS OF THE DATE OF THIS FILING. RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. UNLESS SPECIFIED OTHERWISE AND AS USED HEREIN, THE TERMS "WE", "US" OR "OUR" REFER TO MILINX BUSINESS GROUP, INC. AND ITS WHOLLY OWNED SUBSIDIARIES.

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

Milinx is a Systems Mobile Application Provider ("S/MAP"), which is broadly defined as a firm that develops proprietary software, delivers and hosts these applications on an application data center and delivers these services through a network. S/MAPs deliver applications and support on as a subscriber based product. This product is delivered over a dedicated network to Service Providers. S/MAP's also provide premium support packages to Service Providers and Companies with a dedicated network connection to the application data center.

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

To the customer, the SP sales model offers the following distinct advantages:

>        Familiarity of provider, brand recognition.

>        Existing marketing channels.

> The latest software, both readily available and more affordable and new applications deployed much more expeditiously.

> The focus of the customer and their capital resources can be shifted to its core competency rather than supporting and implementing expensive IT applications.

In August 2000, the Company opened its first data center occupying the entire floor of an office building in Vancouver, BC, with a floor area of 14000 square feet. The data center can currently accommodate up to 500,000 subscribers, and our plan is to supplement with "mini" data centers globally or co-located data storage with strategic partners. Milinx also leases an additional 4,998 square feet in Vancouver, BC, which is used for administration and storage.

With the completion of our first application data center the implementation of our marketing plan began in earnest. We researched our known and perceived competitors in parallel with ramping up of the S/MAP infrastructure and development of the initial suite of offerings that would be most appealing to the marketplace.

Sales Strategy

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

Direct: ASP Techone has initiated its direct sales generation through two comprehensive programs; an outbound call campaign and an inbound traffic generation strategy. The direct sales effort is directed to a small niche group of marketing professionals. Direct marketing will be managed remotely with Milinx's own miSALES software application once this application is completed.

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

Milinx has initiated a direct sales campaign for its miPORTAL products. miPORTAL customers are sold the portal directly as the end user of the product. miPORTAL owners can sell Milinx products and services through their portal, with the option of rebranding them as their own products. The sales of Milinx products through the portal now becomes an indirect channel whereby the portal owner now buys our products in a wholesale manner and then resells to it's customers in a retail manner.

The portal owners (or any Service Provider) can "broker" our products to other, smaller indirect channels by buying our products in "bulk" (ie. in 10,000 unit quantities) and reselling them to smaller Service Providers with a mark-up attached. The smaller Service Provider will then sell to customers in the retail market. This markup will still be less than the price the smaller Service Provider can buy our products from us at, giving both parties the incentive to want to buy our products.

Milinx has established that its miPORTAL product and unit bundle sales strategy is viable through its agreement with Farmroots Inc., which contracts for the development of a custom agricultural portal and the purchase of product units for resale to its subscribers. Additionally, Milinx is negotiating several similar contracts for portal development and unit sales.

We have also increased our direct sales force for our products by offering the "Account Manager" independent sales agent position to our resellers, agents and to other potential sales affiliates. This channel, properly managed and directed, could be an extremely valuable asset to our success.

Indirect: Indirect sales are achieved through Service Providers. Branded and Rebranded Milinx products are delivered through the Application Data Center and can be transparently delivered to the rebranded Service Providers customer base. Milinx professional services customize their site and create rebranded applications. The rebranded Service Providers product line is the Milinx product line. Branded and rebranded Service Providers typically are larger sized Internet and communications network Service Providers such as ISPs, Telcos, and ASPs.

We believe that the timing is very opportune for this business model for the following reasons:

          - rapidly increasing awareness and acceptance of web based software solutions;

          - the exponential growth that has occurred and we expect to continue to occur of e-Commerce and Internet usage (according to CommerceNet Research Center, projected users will number 490 million in 2002); and

          - the expanding demands of small and medium sized businesses for cost effective, robust, state-of-the-art IT solutions along with a profitable and facile Internet presence.

The offerings with which Milinx has entered the SP market represent a suite of products encompassing depth, functionality and comprehensiveness with full integration for our key target sectors, and positions the Company to score rapid penetration gains that are necessary to achieve a significant market share.

Milinx Marketing Strategy

There are three initial market segments that Milinx is targeting. Our initial markets are ASP Resellers, Business/Internet Consultants, and ASPs/ISP's/Next Gen Telco's. These market segments are classified as indirect channels and will be used to market Milinx applications to the much sought after SOHO/SME corporate user, our 3rd market segment.

Milinx will target North America first and then other regions of the world namely ASIA and Europe. Milinx will provide an aggressive commission plan to these resellers to ensure the appropriate level of commitment.

The ASP Reseller program will provide Milinx with the necessary revenue stream to grow our business into other sectors of the market, ISP's/ASPs/Next Gen Telco's and Corporate Users. Milinx is facilitating the transition by offering the miPORTAL product, which allows the portal owners to resell Milinx products and services. The Service Provider sector requires value added services that are white labeled or co-labeled to better service their customer base and increase revenues.

The third sector of our market is corporate users. Milinx has chosen to target portals and B2B exchanges that target corporate users as our initial market. Again this is an indirect channel to leverage the brands of others in order to give Milinx credibility and trust amongst potential customers.

Milinx' product offering success will rely on its ability to complement a strong brand communications plan with a positive brand experience. Alignment of brand experience with brand promise - a key to effective brand management programs - will enable Milinx to establish and maintain its image as a provider of flexible, consumer-focused service.

The Contact Center team will be responsible for application support, outbound sales campaigns and inbound calls. Their team will become our key area of closing business and signing up subscribers for our services. They will also be an important resource for our resellers to call on for sales support.

Product Overview

Milinx is now making our initial product offering to customers. However, as market conditions dictate and the results of our Research and Development efforts come to fruition, new services may be added or existing products revised, deleted or modified to supplement present offerings and continually expand our product line. Initially, our two primary target markets for Milinx's services will be the Small Office/Home Office (SOHO) market, generally consisting of fewer than 10 employees with an 8.9% annual growth rate and the Small to Medium Enterprises (SME) market with up to 150 employees (International Data Corporation).

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

Previous filings forecasted a product release schedule for the 3rd quarter of fiscal 2001. The product release schedule has been revised due to a change in the strategic product mix, by production delays caused by a shortage of technical staff, and additional testing to ensure application integration and usability is at a high quality level. However, Milinx has expanded its product offering to eight software applications.

Services that are currently available to Milinx customers are:

miDESKTOP:          miDESKTOP  will  provide   business  people  with  computing
                    solutions  that  have all of the  features  of an  operating system, but on a fully hosted basis.  Unlike other operating systems  we  use  all  of  our  own  facilities  to  operate
                    miDESKTOP, which will integrate with, miNETWORK, miDRIVE and
                    miWEBVOICE.  It allows  the user to  dynamically  create and modify their Milinx active desktop. Users have the option of setting  key  parameters  to  automatically  display  system icons, permanently change desktop characteristics,  defining contents of advertising and static space, managing miDESKTOP
                    content  and  appearance,   changing  background  and  text,
                    creating and modify shortcuts to Milinx and other Web applications and Web sites, setting miDESKTOP permissions for shortcuts and different users and backing up and recovering chat space performed automatically.

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

miMESSAGING:        Unified  messaging is the key to  organizing  communications and controlling  costs. By integrating all incoming messages
                    into  a  single,   universal   inbox  you  can  examine  and
                    prioritize communications with flexibility. Functions can be tailored to your personal needs and information overload avoided. The express product does not bundle any airtime into the package.

miCATALOG:          An SOHO  product  that allows  users to create and  maintain their own e-commerce website. Users can upload up to 100 items from inventory for display.

miCOMMERCE:         The  foundation of miCOMMERCE  (formerly  miSTORE) is a SOHO targeted product that allows small organizations to create and maintain their own e-commerce website. During the sign up process, a vendor account will be set up.

miCUSTOMER:         Customer management tool that allows  organizations to track and monitor customer orders and preferences. In doing so, it provides organizations with the ability to target specific customer segments and learn more about their customers.

miSALES: Allows organizations to track the productivity of their sales representatives, manage field sales personnel and teams as well as monitor and distribute sales leads.

We expect the following products to be completed in the fourth quarter of the 2001 fiscal year:

miBILLING:          The basic  product  provides  online  bill  presentment  and
                    e-payment.   Provides  companies  with  the  opportunity  to
                    private label their invoices. More advanced features will include tiered billing, customization, AR, AP as well as invoice and commission tracking.

miCHATROOM:         A chat and management application that allows subscribers to
                    dynamically   create  a  chat  room  in  a  virtual   space.
                    Subscribers of miCHATROOM will be able to create a chat room or a topic of their choice. Set permissions on who can participate, what their involvement will be and set chat room availability and time frames to manage the virtual room.

miCOLLABORATION:    A central  library  system for  documents  that allows every user to view  the same  information  and  work  together  on common  documents.  Messages  can be displayed as a threaded
                    dialog  for  easy   reference.   Various  levels  of  access
                    authority protect critical information.


miDRIVE: A storage allocation and management product, securely hosted at the Milinx Application Data Center. Subscribers to
                    miDRIVE can format acquired space on Milinx servers by setting up appropriate directories, and set permissions so others can read, update, modify, or delete specific information.

miNETWORK           A network  configuration  wizard and administration  control application.

miWEBVOICE:         Users will be able to place and receive  calls through their personal computers to other Milinx miWEBVOICE users.


miWORKFLOW:         Tracks, processes and measures results.  Provides management with the ability to assign and track tasks and to identify the process flow of those tasks.

LIQUIDITY AND CAPITAL RESOURCES

For the period reported, Milinx's ability to mobilize cash has been almost entirely dependent on its ability to sell securities and to extend vendor payment terms. Milinx has payables to many vendors that are currently ninety days or more past due. In general, vendors are working cooperatively with the Company and are accepting extended payment schedules. Should revenues grow as expected over the next two quarters, reductions in the total outstanding payables could occur starting with the final quarter, fiscal year 2001.

Milinx will have to continue raising capital over the next year while sales grow to support operations. As the number of resellers and subsequent users grow, Milinx expects to be less dependent on the selling of securities to pay expenses.

Proceeds from the sale of securities in the first full fiscal year were $11,629,298 and for the first nine months of this year were $6,096,588.

Construction  of  the  now  completed  data  center   represents  a  significant
non-recurring expenditure and there are no immediate plans to do another multi-city road show. While some applications have been developed and are in use, Milinx expects to continue developing applications for the foreseeable future to enhance its service to customers.

While establishing itself in new space and building out the data center, capital expenditures in the first fiscal year were $3,830,099 and for the nine months just ended March 31, 2001 were $1,389,262. Heavy promotion and data center related expenses resulted in a temporary increase in the cost of sales as anticipated during the transition from a development company to a sales driven organization.

Milinx has formed a new subsidiary called Milinx Wireless, Inc. for the purpose of holding proprietary wireless technology developed in Milinx and certain wireless technology has been transferred to Milinx Wireless, Inc. Milinx has entered into a Heads of Agreement license with Hungary Moda Communications of Hungary that has potential for producing license revenue to Milinx in the future. See NOTE 7 for additional information.

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

A further extension to the Millennium Offering was approved by the Board of Directors of Milinx Business Group, Inc. on May 4, 2001, bringing the closing date of the Millennium Offering to June 22, 2001.

Revenue, Cash Flow, and Profitability Projections

The Company is continuing to project positive cash flow, in calendar Q4 2001 and profitable operations in calendar Q1 of 2002.

Results of Operations

The cost savings of the reductions initiated in the second quarter ending December 31, 2000, were positively reflected in the third quarter operations results. Reductions in personnel and the curtailment of advertising, consulting, and travel and entertainment expenses were realized throughout the third quarter. These cost savings were partially offset by ongoing rent obligations resulting from a new facility lease (now terminated - see Item 5) and depreciation of newly acquired assets. The Company continues to reduce expenditures wherever possible and additional cost savings will be demonstrated in the upcoming fourth quarter results.

Revenue and Cost of Sales

For the quarter ended March 31, 2001, revenues were $165,031 as compared to $56,926 for the same period ended March 31, 2000 an increase of 189% and 593% higher compared to $23,794 for the quarter ending December 31, 2000. This was due primarily to revenues generated by the Farmroots contract (see NOTE 7), as well as transition from a different product mix and a phase out of the original products. Cost of goods sold for the three-month period had a net decrease of $534 over the same period last year primarily due to a reduction of expenses related to promotions and telecommunication lines by $70,534 offset by an increase in production costs related the development of the Farmroots portal of $70,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by 23% for the three months ended March 31, 2001, as compared to the quarter ended December 31, 2000. This decrease of $747,903 to $2,253,579 in the third quarter, was principally a result of decreases to the following expenditures:

>> Wages and salaries for the three months ended March 31, 2001, decreased by $575,066 to $896,423, as a result of staff reductions at the end of November 2000 and the effects of the reductions were delayed until this quarter. Spending in this area has decreased by 39% over the last quarter. The Company will continue to adjust staffing levels as necessary.

>> During the six months ended December 31, 2000, the Company spent approximately $458,000 in a substantial marketing effort to promote our new products. These costs were related to the ten-city road show, during which we traveled to major cities throughout North America, increasing consumer and reseller awareness of the many new products being offered. The costs associated with the road show pertained to the previous quarter and did not recur in the third quarter.

>> General advertising expenses for the second and third quarter were $40,274 and $72,781 respectively. The increase was for a sales promotion at a Comdex event to increase brand awareness in the marketplace.

>> During the nine months ended March 31, 2001, depreciation and amortization expenses increased to $1,560,205 primarily due to a change in amortization method of the companies licensing cost. Due to the completion of the Data Centre and changing the focus to internal software development, this expense will likely remain consistent at approximately $460,000 per quarter.

>> Consulting fees for the three months ended March 31, 2001 decreased by $46,175 to $130,797. As part of the Company's cost reductions, the spending in this area has decreased by 26% compared to the second quarter of 2001. These reductions were due to the completion of the data center, accounting system implementation, and expenses related to consultation on corporate strategy.

>> Telephone expenses decreased by $42,341 to $52,040 during the third quarter, a 45% decrease compared to the second quarter. The decrease was a result of consolidating access lines to match the Company's requirements.

>> Travel and entertainment expenses for the nine months ended March 31, 2001 were $179,904 while for six months ended December 31, 2000 were $174,465. This expense was sharply curtailed as $50,357 was spent in the second quarter and only $5,439 in the third quarter, decreasing this expense by 89%.

>> At March 31, 2001, the Company evaluated the potential impairment of its long-lived assets and concluded that while the license agreements currently in place are expected to benefit the Company in the future, there is a significant doubt about a recoverability of some of the costs over the remaining terms of the underlying license agreements. As there is no assurance that such licenses can be extended, the Company wrote off $468,403 in unamortized licensing costs.

>> For the three months ended March 31, 2001, the Company recorded $178,650 in amortization expenses related to deferred compensation. Assuming the share price increases in the future, until underlying stock options are exercised, this expense will commensurately increase.

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

Milinx is presently experiencing financial difficulties and may not have the cash, equity capital, credit, or working capital to pay our current expenditures. Sales may not grow to the levels forecast, new product introductions may be delayed, and critical suppliers could seize operating equipment or sue for late payment. We are seeking equity financing which may not be available on acceptable on terms and conditions to us, if at all.

We are operating at a significant loss, which will further erode our already limited resources. As well, our monthly cash flow deficit is approximately $450,000 and is still being reduced significantly. However, there is no assurance that this can be accomplished before our limited cash resources are exhausted.

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

The trading price of our common stock could be subject to significant fluctuations. On a fully diluted basis, we would have 39,704,106 shares of common stock available if all preferred shares were converted into common stock and options and warrants are exercised. We cannot predict the effect if any, this would have on our share price.

Break-even will depend on Milinx successfully completing and selling new products. There can be no assurances that there will be market acceptance of upcoming new products.

ITEM 3.           QUANTITIVE AND QUALATIVE DISCLOSURES ABOUT MARKET RISK.

At March 31, 2001 we had $1,626,738 of accounts payable outstanding, which was a slight decrease from $1, 631,048 at December 31, 2000. The Company has $444,444 of convertible debt, bearing interest at 12% outstanding at March 31, 2001. At March 31, 2001, $1,170,023 in lease obligations was outstanding. The Company continues to manage its liquidity risk through our regular operating and financing activities. There have been no changes in our interest rate risk and other market risks.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On April 4, 2001 Alantra Venture Corporation filed a Summary of Action in the Supreme Court of British Columbia against TRG, Milinx Business Group, Inc., Milinx Wireless Inc. and Maynard Dokken, claiming damages against the parties for inducement to breach contract and trading of confidential information. Milinx et al dismisses all such claims and has provided notice to Alantra seeking consent to dismiss the action or, failing that, proceeding with summary application dismissing the claim, seeking special and increased legal costs. As of April 19, 2001 this action has been suspended indefinitely.

On April 6, 2001 Milinx Business Services, Inc. and Milinx Business Group, Inc. filed a Writ of Summons in the Supreme Court of British Columbia against Sun Microsystems, Inc., Netscape Communications Canada, Inc., Netergy Networks, Inc. Intraware Canada, Inc. and Burntsand Inc. claiming for damages in excess of 10,000,000 Canadian dollars for misrepresentations and breach of contract. Sunrise International Leasing Corporation (with all correspondence under the SUN Microsysytems letterhead) filed a Summons and Complaint in the State of Minnesota, County of Hennepin against Milinx Business Group, Inc. and Milinx Business Services Inc., for two Counts, Breach of Equipment Lease by Services: in excess of $50,000 in damages and immediate possession of equipment and Breach of Lease Guaranty by Group: in excess of $50,000 damages and seizure of equipment. The company takes the position that this is in reaction to the Writ of Summons issued in the Supreme Court of British Columbia and therefore the jurisdiction and claim should be part of and in the same jurisdiction of British Columbia. Milinx feels it is in a strong position to prevail on these actions but it is in no way guaranteed a beneficial settlement or amount of any settlement.

After reaching an out of court settlement with Milinx Business Services, Inc., on April 18, 2001, Tantalus Communications Inc. filed a Notice of Discontinuance, releasing Milinx Business Services, Inc. from further action. Milinx was not required to pay any more than the invoices outstanding before their claim.

On October 4, 2000, three former employees of Services advanced separate actions in British Columbia Supreme Court against Services alleging breach of their employment severance agreements and claiming unspecified damages, benefits and of Reza Bazargan's claim of lack of vacation wages. The authority of British Columbia that governs employee wages has dismissed the allegation that Milinx Business Services failed to pay vacation wages to Reza Bazargan.

The Company believes that these actions are without merit and has not provided any accruals. Services will be vigorously defending these actions and counterclaiming against the respective individuals for breach of employment and severance agreements, and claiming return of all funds paid out under their respective severance agreements plus damages for wrongful breach.

Pending before the Supreme Court of British Columbia is a Writ of Summons and Endorsement against Brian Foster, who was retained by Milinx to act as agent in securing financing in exchange for a fee of $25,000.00. Milinx claims that although it paid Mr. Foster the fee of $25,000, he did not perform his end of the bargain. Foster denies that he received such fee, and the case is now set for an examination of discovery.

Milinx Business Services, Inc., Milinx Business Group, Inc. and Maynard Dokken commenced action against Jason and Pamela Franklin in the Alberta Supreme Court claiming damages in excess of $150,000 per posting. Milinx Business Group, Inc. and Maynard Dokken commenced action in October 2000, against Raging Bull Inc., John Doe Services Provider, John Doe I, II and III, all individuals whose identities became known to Milinx through Raging Bull Inc., and who have undertaken various postings on Raging Bull Inc. that are defamatory in nature against Milinx. Discontinuance of Action against one of the Defendants, Future Shop Ltd. (only) was filed by Milinx on March 16, 2001.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the quarter the Company issued the following unregistered securities. Unless indicated, cash and net proceeds are the same. Also unless indicated, sales under Rule 506 were to persons believed to be accredited investors, as defined in Regulation D.

Under Regulation S, during the three months ended March 31, 2001, the Company sold 1,436,466 Millennium units at $2.00 per unit for total gross cash proceeds to date, of $718,235 in a joint offering with Milinx Wireless, Inc.

Also during the three months ended March 31, 2001, the Company issued an additional 792,872 common shares to the subscribers of the $4.50 offering to offer them comparable terms to Millennium unit purchasers, as pursuant to Securities and Exchange Commission rules and regulations.

In addition to the above, during the three months ending March 31, 2001 the Company issued 43,500 common shares in connection with the exercise of employee stock options, for total cash proceeds of $87.

Further, as part of the Millennium Offering, the Company issued 62,931 Millennium Units in lieu of placement costs.

During the quarter ended March 31, 2001, the Company issued 50,000 Millennium units in lieu of consulting fees.

The above mentioned proceeds were used for general working capital and operating purposes, including the lease and rental of equipment, legal, accounting and transfer agent fees, salaries to employees, directors and officers of the Company and the rollout of the Company's S/MAP products.

A further extension to the Millennium Offering was approved by the Board of Directors of Milinx Business Group, Inc. on May 4, 2001, bringing the closing date of the Millennium Offering to June 22, 2001.

On March 28, 2001 the Board of Directors of Milinx Business Group Inc. authorized for issuance 6,000,000 Preferred Series D shares, none of which have been issued to date.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

On April 16, 2001 Barry Phillips resigned as Director of Milinx Business Group, Inc. to pursue personal interests. Milinx wishes the best to Mr. Phillips, and will be naming his replacement shortly.

On April 11, 2001, the Company successfully terminated a lease agreement with Bentall Property. The settlement cost was $33,000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILINX BUSINESS GROUP, INC.                          May 21, 2001


/s/ Mikiko Fujisawa
---------------------------------
Mikiko Fujisawa,
Director and Treasurer