Form 10-K
period 2001-06-30
MILINX BUSINESS GROUP INC
filed 2001-11-16
CIK 1088815

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
(Mark one)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001
                                               -------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition Period from_______to_______

                       Commission file number: 000-26421
                                               ---------

                           MILINX BUSINESS GROUP, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               91-1954074
           ---------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         1037 Yorkshire Pl.
         Danville, California                                       94506
         ---------------------                                      -----
(Address of principal executive offices)                          (Zip Code)

        Registrant's telephone number, including area code (925) 736-7111
                                                          ---------------

            1001 Fourth Avenue Plaza, Suite 3827, Seattle, WA 98154
            -------------------------------------------------------
         (Former name or former address, if changed since last report.)

Securities registered under Section 12(b) of the Act:


           Title of Class                   Name of exchange on which registered
               None                                         None
 ----------------------------------         ------------------------------------

Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                       ----------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No _X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 28, 2001, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $4,424,000, based on the closing trade reported on the NASD Over the Counter Bulletin Board National Quotation System. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

As of September 28, 2001, the registrant's outstanding common stock consisted of 27,010,067 shares, $0.01 par value per share.

Documents incorporated by reference:  None




                                    TABLE OF CONTENTS


Part   Item(s)                                                                                   Page No.
-----  -------                                                                                   --------
I        1          Business ......................................................................  4
         2          Properties ....................................................................  8
         3          Legal Proceedings .............................................................  8
         4          Submission of Matters to a Vote of Security Holders ...........................  9

II       5          Market for Registrant's Common Equity and Related Stockholder Matters ........   9
         6          Selected Financial Data ......................................................  10
         7          Management's Discussion and Analysis of Financial Condition and
                       Results of Operations .....................................................  11
         7A         Quantitative and Qualitative Disclosure About Market Risk ....................  14
         8          Financial Statements and Supplementary Data ..................................  15
         9          Changes in and Disagreements with Accountants on Accounting and
                         Financial Disclosure ....................................................  15

III      10         Directors and Officers of the Registrant .....................................  15
         11         Executive Compensation .......................................................  18
         12         Security Ownership of Certain Beneficial Owners and Management ...............  20
         13         Certain Relationships and Related Transactions ...............................  21

IV       14         Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............  23

                    Signatures ...................................................................  24

                    Index to Consolidated Financial Statements ...................................  25


                                     PART I

                           FORWARD -LOOKING STATEMENTS

Except for the historical information presented in this document, the matters discussed in this Form 10-K, and specifically in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Registrant. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties, including those identified within the section entitled "Outlook: Issues and Uncertainties " and elsewhere in, or incorporated by reference into, this Form 10-K. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Registrant in this Annual Report on Form 10-K and in the Registrant's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Registrant's business.

                              OTHER MATTERS OF NOTE

Unless otherwise indicated or the context otherwise requires, all references herein to "Milinx" "MBG" or the "Company" are to Milinx Business Group, Inc., a Delaware corporation, and its consolidated wholly-owned subsidiaries: 580880BC Ltd. (dba Milinx Business Services, Inc.) ("MBS"), a British Columbia corporation; Milinx Business Systems Inc., a Nevada coropration; ASP Technology One Inc., a Nevada corporation; Credit Assure Financial Corp., a British Columbia corporation; and Milinx ASP Inc., a Delaware corporation. In addition, MBG is the majority shareholder in Milinx Wireless Inc.

ITEM 1:  BUSINESS
-----------------

CORPORATE BACKGROUND

Milinx Business Group, Inc. was incorporated under the laws of the State of Delaware on December 10, 1998. On December 9, 1999, Milinx entered into a stock exchange agreement with Forestay Corporation, a public company incorporated in Delaware. Under the agreement, Forestay became a wholly owned subsidiary of Milinx, and Milinx elected successor status under the Securities and Exchange Act of 1934 Rule 12g-3.

INITIAL OPERATIONS

Milinx initially functioned as an application service provider ("ASP") for the Small Office/Home Office ("SOHO") and Small/Medium Enterprise ("SME") markets in North America. ASPs are companies that remotely host software applications and provide access and use of those applications to clients over a secure network on a recurring fee or subscription basis. These services are delivered over a Wide Area Network or Virtual Private Network, usually over the Internet.

Milinx conducted its principal operations as an ASP through its wholly owned subsidiary, 580880BC Ltd. (formerly Milinx Business Services, Inc.), a British Columbia corporation. Milinx's primary asset, a data center located in Vancouver, British Columbia, houses Sun Microsystems servers, Cisco routers, Oracle software and proprietary company-created middleware in a fire protected, electronically secure operations center that is backed up by ancillary generators. Milinx invested significant capital in the development of its data center and other software applications in anticipation of a market launch.

In June 2001, due, in part, to a general economic downturn in the technology industry, Milinx was unable to obtain the additional capital it required to launch its products. In an attempt to reduce operating expenses and conserve capital, Milinx laid off substantially all of its workforce and ceased operations of its data center.

REORGANIZATION OF MATERIAL SUBSIDIARY

In September 2001, Milinx's current management team took over as part of a turnaround initiative. This management team assessed the business and financial position of the Company and determined that the only viable alternative was to attempt to reorganize through a voluntary reorganization filing in British Columbia, Canada by its subsidiary, 580880BC Ltd., dba Milinx Business Services, Inc. 580880BC Ltd.'s proposed plan of reorganization will ultimately need to receive the support of its secured creditors and its unsecured creditors, who will meet to approve the plan. The plan must also be approved by the court. Milinx bases its turnaround initiative on obtaining approval of a plan of reorganization, because its business model contemplates using two material assets of 580880BC Ltd.

On October 12, 2001, Milinx's subsidiary, 580880BC Ltd., filed with the Office of the Superintendent of Bankruptcy ("OSOB") in British Columbia, Canada, a Notice of Intention. 580880BC Ltd. has until December 24, 2001, to file a plan of reorganization with the court. If the court accepts the plan of reorganization, the OSOB and 580880BC Ltd.'s unsecured creditors are notified of a meeting to consider the plan of reorganization. The meeting is to occur within 21 days of the filing of the plan of reorganization. If the plan receives approval by the unsecured creditors (which occurs if the plan receives the vote of a majority in number of the creditors filing a proof of claim and the vote of 66% of the dollar value of the claims), then the plan will be submitted to the court for its approval, which is to occur within 15 days. If 580880BC Ltd.'s general unsecured creditors and the court approve the plan, it becomes a contract between 580880BC Ltd. and its general unsecured creditors, and the balance of general unsecured debt is extinguished if 580880 BC Ltd. performs according to the plan.

580880BC Ltd.'s plan of reorganization will have to ultimately address three discrete groups of creditors: secured creditors, preferred creditors and general unsecured creditors.

580880BC Ltd.'s two major secured creditors are Cisco Systems and Sun Microsystems. These secured claims amount to approximately $1,600,000. These claims must be negotiated outside the formal plan filed with the court, as secured creditors are not bound by a plan of reorganization approved by the general unsecured creditors and the court. 580880BC Ltd. is currently negotiating with these secured creditors to arrange for a plan of payment on the secured claims.

580880BC Ltd.'s preferred creditors include its landlord for the data center and several former employees with wage claims. The amount of the preferred creditors' claims that must be paid immediately upon court approval of the plan is approximately $117,000, which is broken down into approximately $75,000 of unpaid wage claims and $42,000 of rental arrears claims. Within six months after court approval of the plan, 580880BC Ltd. must pay an additional $140,000 in back withholding taxes. The amount of the preferred claims is not negotiable.

580880BC Ltd.'s general unsecured creditors have claims of approximately $1.8 million. This amount excludes any indebtedness of 580880BC Ltd. to its parent, Milinx. In crafting the plan of reorganization it will file with the court on December 24, 2001, 580880BC Ltd. must fashion a proposal that will attract the votes of a majority in number and more than 66% in dollars of valid general unsecured claims. The proposal must treat all claimants equally. In some instances equal treatment could consist of an equal per claim payment. In others, it could consist of a pro-rata payment based on the amount of a claim. A proposal could combine these approaches. The proposal may also include payments over time. The critical consideration, however, is that the proposal must be attractive enough to the claimants that it secures the necessary votes for approval. The final amount of the claims that 580880BC Ltd. will pay to its unsecured creditors will ultimately be determined if the creditors approve the plan of reorganization. Milinx's efforts are currently focused on developing the plan of reorganization. The opposing constraints on the plan are the resources available for payment of claims versus what enough claimants will find acceptable to approve the plan. Because of the uncertainty associated with both of these variables, Milinx cannot predict at this time the level of payments that the plan of reorganization will ultimately propose.

During the course of the reorganization, Milinx has been and will continue to pay expenses of approximately $15,000 per month for the lease of the data center, in addition to other general and administrative costs. If the plan of reorganization is approved by the creditors and accepted by the court, Milinx will need to fund the balance of the debt under the plan of reorganization. There can be no assurance that Milinx's plan of reorganization will be approved by the creditors or by the court or that Milinx will be able to fund the debt. To obtain approval, Milinx will need to demonstrate to the creditors and the court that its plan is viable. If the plan is not approved or if it is approved and 580880BC Ltd. does not perform according to its terms, 580880 Ltd. will be forced into a deemed bankrutpcy.

PLANNED FUTURE OPERATIONS

If 580880BC Ltd.'s plan of reorganization is approved and if 580880BC Ltd. performs according to the plan's terms, 580880BC Ltd.'s two major assets will be free and clear, which will allow Milinx the opportunity to reestablish its operations, assuming it can obtain adequate capital. These two assets consist of unified messaging software and 580880BC Ltd.'s data center.



Unified Messaging Software through SOHO or SME Portal

Milinx's turnaround initiative contemplates using unified messaging software through a SOHO or SME Portal as the initial core product from which it derives revenues. Unified messaging software is designed to combine and organize messages received via a variety of media, including fax, voice mail, e-mail and pagers, into a universal inbox that customers may access through a dedicated link on the world wide web that launches the SOHO or SME portal. The unified messaging software is designed to provide customers with secure access and control over all communications through a single-point provider, accessible to the customer over the Internet from anywhere in the world. The new management team has retained software experts to examine 580880BC Ltd.'s existing unified messaging software and SOHO or SME portal, and they have concluded that the core coding forms the basis for a good product. Additional coding is required, however, and a graphical user interface will need to be developed and integrated into the hosted operating system.

Data Center

The data center is an integral part of running the unified messaging software, portal and hosted operating system, as it is designed to automatically receive and digitize messages, organize, store, relate, display and transmit digital information on a fully hosted operating system. The Company occupies 14,000 square feet of highly improved space specially suited for a robust, reliable and secure data center. The data center is fire protected, electronically secure and backed up by ancillary generators. It houses state of the art Sun Microsystems servers, Cisco routers and Oracle software, along with proprietary company-created middleware. It will be run twenty four hours a day, seven days a week.


Acquisition of Distressed Companies

In the long-term, Milinx's goal is to add additional software technologies to its product mix, principally through the acquisition of distresssed software companies. Milinx feels the benefit of this strategy will be the acquisition of target companies at highly discounted bases. By acquiring distressed software companies, Milinx believes it will be able to grow its technology base and derive revenue without incurring significant development costs. Additionally, Milinx hopes that this growth will open new doors of distribution, as the companies these products are purchased from may conceivably bring target and/or existing customers with them. The products that Milinx envisions bringing to market under this strategy will focus first on the SOHO market, followed by the SME market, both of which Milinx considers underserved by larger existing data management software providers such as SAP and Oracle.

MARKETING AND SALES

Milinx intends to initially target the SOHO market and will off its products through various reseller distribution channels and/or strategic alliances. Milinx perceives the need for specific products within the SOHO segment, which Milinx will create, acquire and/or strategically license in an effort to address this target market.

More specifically, the following are some of the ways Milinx anticipates being able reach the SOHO target market with its unified messaging software offering:
(1) Sell its products to strategic alliances, which can tap directly into the data center and sell directly or indirectly Milinx's branded or re-branded products and services; (2) Indirectly sell products to individual users through reseller networks; (3) Indirectly sell products and services to large user bases such as clubs, associations and affiliations; and (4) Sell directly and/or take orders via a small call center.

COMPETITION

Milinx will face substantial competition in most of the areas in which it intends to offer its services. Many of the competitors are well-funded and well-staffed. There is no assurance Milinx will be able to effectively compete with these companies, which include:

|_|      Systems  Integrators.  Milinx will compete  with many well  established
         --------------------
         commercial systems integrators who bundle their consulting services with hardware and software providers to provide outsourcing for the customer. Examples of these include Andersen Consulting, iXL Enterprises, EDS, KPMG, PricewaterhouseCoopers, and MCI Systemhouse.

|_|      ISPs and Web Hosting Companies.  Milinx expects that  business-oriented
         ------------------------------
         North American ISPs and web hosting companies have begun to expand their product line to include service offerings with Internet and Web Hosting on a subscription basis. Among these are AOL, Concentric Networks, Frontier Corporation, MindSpring Enterprises, NETCOM On-Line Communications Services, Verio, Exodus, UUNet Technologies, Verizon, PSINet, and Digex.

|_|      Software  Companies.  Many of the established and significant  software
         -------------------
         application companies either now have or will in the near future offer application solutions for rent over the Internet. Some that already do include SAP, Oracle, IBM, JD Edwards, Microsoft, Siebel Systems, and PeopleSoft. In June 2000, Microsoft announced a new Net Strategy that will be implemented by subscriptions over the Internet within the next two years, offering their world-renowned existing and expanded product line.

|_|      Telcos.   Many  long  distance   companies,   regional  Bell  operating
         ------
         companies, and competitive local exchange carriers now offer Internet services to their clientele. Although these firms have traditionally not been nimble in identifying and serving new markets, the expansive size of their networks and abundant financial resources make them potentially formidable adversaries.

As a company effectively trying to emerge from a reorganization, Milinx obviously faces high hurdles competing with such formidable and well-funded competition. Milinx believes its competitive advantage lies in its pursuit of market segments not yet pursued by many of these competitors, including the SME and the SOHO markets. Milinx sees the SME as a market segment that is not well attended to. Most large software companies ignore this segment, instead targeting large enterprises such as the Fortune 2000 as they attempt to land large accounts with large fees for their services. Milinx believes that the SOHO market is typically addressed by competitors with low-priced, low-value turnkey solutions with no flexibility. Milinx believes its competitive advantage in the SOHO market lies in the fact that it will offer the SOHO market a high-value solution at a competitive price. Milinx believes its competitive advantage in the SME market lies in the fact that it will offer the SME market an enterprise solution with flexibility at an affordable price that the competition does not currently offer.

RESEARCH AND DEVELOPMENT

     Milinx has incurred no research and development expenses in the last three fiscal years.

EMPLOYEES

In September 2001, the Company brought a new management team on board headed by Thomas Loker. Mr. Loker's team consists of professionals and technical experts capable of evaluating a distressed business and formulating a turnaround initiative. At present, the Company's only full time employee is Mr. Loker. The Company has a written agreement with Mr. Loker and oral understandings with his management team, the members of which are currently acting as consultants to the Company. The Company intends to reduce these oral understandings to writing in the near future. The Company expects to pay its officers at market rate, although initially, much of their salary will most likely be deferred. The Company has tentatively agreed to issue options on 500,000 shares of common stock to each officer. For more information on the backgrounds of key members of the new management team, please see the biographies in the "Directors and Executive Officers" Section.

ITEM 2:  PROPERTIES
-------------------

Milinx leases the data center, which is a secure 14,005 square foot facility in Vancouver, B.C., Canada at 1045 Howe Street. The monthly rent under this lease is approximately $15,000. This facility houses Milinx's data center operations, client services, web team and IT department. Milinx has vacated its offices located at 1080 Howe Street and the lease is no longer in effect. The 1045 Howe Street lease has certain payments in arrears which will be addressed in the reorganization proceeding.


ITEM 3:  LEGAL PROCEEDINGS
--------------------------

On April 6, 2001 Milinx Business Group and Milinx Business Services filed a Writ of Summons in the Supreme Court of British Columbia against Sun Microsystems, Inc., Netscape Communications Canada, Inc., Netergy Networks, Inc. Intraware Canada, Inc. and Burntsand Inc. claiming for damages in excess of 10,000,000 Canadian dollars for misrepresentations and breach of contract. Sunrise
International Leasing Corporation (with all correspondence under the SUN Microsystems letterhead) filed a Summons and Complaint in the State of Minnesota, County of Hennepin against Milinx Business Group and Milinx Business Services, for two Counts, Breach of Equipment Lease by Services: in excess of $50,000 in damages and immediate possession of equipment and Breach of Lease Guaranty by Group: in excess of $50,000 damages and seizure of equipment. Milinx takes the position that this is in reaction to the Writ of Summons issued in the Supreme Court of British Columbia and therefore the jurisdiction and claim should be part of and in the same jurisdiction of British Columbia. These suits have been settled pending payment of certain sums by the defendants with mutual releases executed by all parties.

After reaching an out of court settlement with Milinx Business Services on April 18, 2001, Tantalus Communications Inc. filed a Notice of Discontinuance, releasing Milinx Business Services from further action. Milinx Business Services was not required to pay any more than the invoices outstanding before their claim.

On October 4, 2000, three former employees of Milinx Business Services advanced separate actions in the British Columbia Supreme Court against Milinx Business Services alleging breach of their employment severance agreements and claiming unspecified damages. One of the claimants has since discontinued the action against Milinx Business Services and Employment Standards has dismissed a vacation wage claim of one of the two remaining employees. The proposed plan of reorganization will address these remaining claims.

There are numerous unsecured creditors of Milinx Business Services who have filed suit or threatened actions against Milinx Business Services. These matters will be resolved in the reorganization plan to be approved by the court.

On August 15, 2001, the Government of Canada, through the divisions of Revenue Canada and Employment Standards have filed superpriority liens against the Company and certain directors and officers for unpaid employee wages, accrued vacation, payroll taxes and severance pay. The Company has recorded these claims, totaling $782,930 in accrued liabilities. The amount in question is in dispute, and the Company has filed an appeal to determine the correct amount owing. The claims will be addressed in the pending reorganization, and it is the intention of the Company to meet its obligations as confirmed by the plan. If the Company cannot confirm the plan, the superpriority claim would allow the Government to execute on its lien against the assets of the Company.

To the knowledge of the officers and directors of Milinx, there are no other pending legal proceedings or litigiation and none of its property is the subject of a pending legal proceeding. Further, except as discussed above, Milinx's officers and directors know of no legal proceedings against Milinx or its property contemplated by any governmental authority.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders in fiscal year 2001.


                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

                MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
                  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On June 8, 2000, Milinx's common stock began trading on the NASD Over the Counter Bulletin Board National Quotation System, under the trading symbol "MIXBA." The following sets forth the average closing prices for high and low bid information for the quarterly periods indicated:

                                                     Price Range of Common Stock
                                                      --------------------------

                                                         High/Bid   Low/Bid
                                                        ---------- ---------
Fiscal Year Ended June 30, 2001
  First Quarter ......................................   $   7.38  $   4.13
  Second Quarter .....................................   $   5.63  $   0.69
  Third Quarter.......................................   $   1.50  $   0.75
  Fourth Quarter .....................................   $   1.00  $   0.15

Fiscal Year Ended June 30, 2000
  Fourth Quarter.....................................    $   8.00  $   5.62

The above over-the counter market quotations were taken from Nomura Research Institute, Ltd. and FT Interactive Data Corporation. They reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

Common Stock:

On September 28, 2001, the Company's issued and outstanding common stock totaled 27,010,067 shares and was held by approximately 950 shareholders of record and by an undetermined number of additional shareholders through nominee or street name accounts with brokers.

Preferred Convertible Stock:

As at September 28, 2001, there were four (4) shareholders of record of Series A Preferred shares.

Dividends

Milinx has not declared any cash dividends on its common stock since inception and does not intend to pay cash dividends in the foreseeable future.

                     RECENT SALES OF UNREGISTERED SECURITIES

During the year ended June 30, 2001, the Company sold unregistered securities as follows:

            From August 2000 through June 2001, the Company issued 558,500 shares of its voting common stock for total cash proceeds of $32,000 pursuant to the exercise of stock options previously granted under the Company's Employee Stock Option Plan.

            From July 2000 through May 2001, the Company issued 3,556,312 shares of its voting common stock pursuant to the conversion of 3,556,312 shares of previously issued Series C preferred stock.

            From July 2000 to September 2000, the Company issued 2,364,511 shares of Series C preferred stock and 1,172,256 Class D warrants pursuant to conversion of the Company's previously issued Class D units.

            From August 2000 through November 2000, the Company issued 1,782,857 shares of its voting common stock pursuant to the conversion of 1,782,857 previously issued Class D warrants, for total cash proceeds of $3,566,000.

            In August 2000, the Company issued 1,681,250 shares of the Company's voting common stock pursuant to the conversion of 1,681,250 shares of previously issued Series B preferred stock.

         In October 2000, the Company issued 1,000 shares of its voting common stock to an employee as an incentive bonus. The issuance was exempt under
Section 4(2) of the Securities Act of 1933 (the "Securities Act").

            From December 2000 through June 2001, the Company completed a private placement of 4,639,617 shares of the Company's voting common stock for total cash proceeds of $2,259,000. The issuance was exempt under Rule 506 of the Securities Act.

            From May 2001 to June 2001, the Company issued 300,000 shares of its voting common stock to a consultant in lieu of consulting expenses. The issuance was exempt under Rule 506 of the Securities Act.

            In June 2001, the Company issued 20,000 shares of its voting common stock for total proceeds of $10,000. The issuance was exempt under Rule 506 of the Securities Act.

ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------


                                                                      6 mos
                                                Year ending           ending
                                            June 30,     June 30,    June 30,
                                              2001         2000        1999
                                        ----------------------------------------
Net Sales
                                              126,462     197,193      43,424
Loss - continuing operations
                                           16,781,172   6,636,452     844,250
Loss per share - continuing operations
                                                 1.04        0.74        0.32
Total assets                                            1,107,537
                                                        1,184,946   8,993,249
Capital lease obligations, long term
                                                 --       927,808        --

ITEM 7: MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Overview

Milinx is effectively a company trying to emerge from a bankruptcy reorganization. The major assets that form the basis for the Company's turnaround initiative are owned by its subsidiary, 580880BC Ltd., which is in a court-supervised reorganization proceeding in British Columbia, Canada. Management's discussion will focus on the capital resources needed to obtain approval of 580880BC Ltd.'s plan of reorganization.

During fiscal year 2000 and the first half of fiscal year 2001, Milinx was engaged in developing and hosting proprietary business application software that could be delivered over a network, such as the Internet. As a part of this strategy, during fiscal year 2001 the Company placed in service a Data Center in Vancouver, British Columbia. Due to economic conditions, funding constraints and other factors, the Company was not able to effectively launch its application software service during the second half of fiscal year 2001. By the end of fiscal year 2001, the Company had lost all of its employees but two, and it required substantial capital infusions merely to sustain the lease and other financial commitments it had undertaken in anticipation of its product launch. The Company was unable to obtain these capital infusions and as a result was driven to the solution of putting its subsidiary 580880BC Ltd. into reorganization. The proprietary software and the Data Center are owned by 580880BC Ltd.

Results of Operations

Revenues decreased to approximately $126,000 in fiscal year 2001 from approximately $197,000 in fiscal year 2000. In both years costs of sales exceeded revenues and the Company had negative gross margins. Assuming 580880BC Ltd. successfully reorganizes and the Company subsequently succeeds in launching the unified messaging service discussed in the Business section, management does not anticipate that the products and services that provided revenues in fiscal years 2001 and 2000 will contribute to post-reorganization revenues.

Selling, general and administrative expenses increased to approximately $12.1 million in fiscal year 2001 from approximately $6.4 million in fiscal year 2000. Increased amortization expense from the Data Center and increased headcount accounted for the majority of the increase. Assuming 580880BC Ltd. successfully reorganizes and the Company subsequently succeeds in launching the unified messaging service discussed in the Business section, management expects that selling, general and administrative expenses will be significant, but not nearly of the magnitude seen in fiscal years 2001 and 2000.

Liquidity and Capital Resources

Despite the institution of measures to attempt to rein in costs beginning in December 2000, by the end of the third quarter of fiscal year 2001 the Company's liquidity problems had reached a crisis point. By May the Company was regularly missing payroll and by the end of fiscal year 2001 all employees were gone, except two. During the course of fiscal year 2001, the Company used approximately $7.3 million of cash in its operating activities and approximately $1.4 million in the acquisition of fixed assets (including capital lease payments), net of disposals, and intangible assets. These uses of cash were supplied by opening cash balances of approximately $2.1 million and proceeds from sales of equity and debt securities of approximately $6.8 million. In addition, the Company's net working capital position--excluding cash on hand of approximately $2.1 million at June 30, 2000--ballooned to a deficit of approximately $5.0 million at June 30, 2001 from a deficit of approximately $0.8 million at June 30, 2000, resulting in a severe liquidity crunch.

During August 2001 the Company conducted a private placement of units. The securities offered were not registered under the Securities Act of 1933 (the "Act") and were offered and sold pursuant to applicable exemptions from registration requirements. The offering was based on $1000 increments, with each increment entitling the purchaser to a note for the full value of the increment, with 12% interest, due in 120 days, and 2000 restricted common shares. If a purchaser invested $20,000 or more, the purchaser received 3000 restricted common shares for each $1000 increment instead of 2000. The offering raised $100,000. The proceeds were used to pay operating expenses and hire the new management team.

During October 2001 the Company commenced a new private placement of units. The securities offered have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The offering is based on $1000 increments, with each increment entitling the purchaser to a note for the full value of the increment, with 12% interest, callable by the Company in 120 days, and 5000 restricted common shares. If the Company does not call the notes, they are due in 300 days but they bear 15% interest from the date of issue. The offering will be open until November 30, 2001, and it seeks to raise up to $450,000. As of the filing of this report, the Company had raised approximately $180,000 in this offering. The proceeds will be used to pay operating expenses and complete the Company's audit and Form 10-K filing. This disclosure is not an offer of securities or a solicitation of an offer to buy securities. Sales will be made only to investors with preexisting contacts with the Company and its authorized representatives. Some of the sales may have been made in violation of the Act, creating liability under the Act. The Company believed that the sales were exempt from registration under the Act, but facts recently coming to its attention created uncertainty whether the exemption was fully complied with. If a court were to determine that the exemption had not been fully complied with, the Company's maximum possible liability would be $180,000, plus statutory interest.

While the Company proceeds with preparing the plan of reorganization for 580880BC Ltd. it has monthly expenses of approximately $200,000 that it must meet. In addition, it has professional expenses associated with the reorganization and its public company status that must be met from time to time.

The notes issued in the August 2001 offering in the amount of $100,000 come due in December 2001.

Assuming 580880BC Ltd.'s plan of reorganization is approved, the Company will immediately need to pay approximately $117,000 in preferred claims plus whatever immediate cash payments the plan calls for. Management anticipates that these payments would occur sometime in late January 2002.

The Company will also need to begin paying its secured creditors according to whatever negotiated schedule it works out with them.

Any deferred payments under the reorganization plan will have to be paid according to its terms, and approximately $140,000 of preferred claims will be due no later than six months after plan approval (currently estimated to be July
2002).

Due to the negotiated nature of many of these payments, management is unable to determine with reasonable certainty at this time the amount of capital that will be needed to successfully complete the reorganization.

In addition to these reorganization-related cash requirements, management believes that the Company will require a capital infusion of at least $1.7 million to launch the unified messaging service. Additional working capital will likely be necessary to sustain the unified messaging service until break-even.

The Company is not committed to make any capital expenditures, although it may need to acquire fixed assets from time to time.

The Company will need capital in addition to that being raised in the $450,000 offering in order to succeed in having 580880BC Ltd.'s reorganization approved and the unified messaging service launched and supported to break-even. There can be no assurance that adequate capital will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional capital, it may not be able to continue as a going concern, and it might have to reorganize under bankruptcy laws, liquidate or enter into a business combination. The Company has not presently identified any probable business combination.

Outlook: Issues and Uncertainties

The Company May Not Raise Enough Capital to Permit 580880BC Ltd. to Emerge from Insolvency, Which Would Prevent the Company from Implementing Its Turnaround Initiative and Could Cause the Company's Stock to Become Worthless

Although the precise amount of capital the Company must raise to permit 580880BC Ltd. to emerge from insolvency cannot be determined at this time, the Company will clearly need to raise a significant amount of capital to complete the reorganization. The Company may not be able to raise enough capital even to gain approval of the plan of reorganization. Even if 580880BC Ltd. gains approval of the plan, the Company may not raise enough capital to meet all of the payments that may be due under the plan over time. In either case, 580880BC Ltd. would be forced into a deemed bankruptcy, and the Company would not have access to the major assets that form the basis for its turnaround initiative. Without access to these assets the Company's common stock could be rendered worthless.

580880BC Ltd. May Not Be Able to Obtain all Necessary Approvals for a Comprehensive Plan of Reorganization, Which Would Prevent the Company from Implementing Its Turnaround Initiative and Could Cause the Company's Stock to Become Worthless

580880BC Ltd. must reach accommodations with its secured creditors as well as obtain the required votes for approval of the proposal being submitted to the general unsecured creditors. If 580880BC Ltd. cannot reach all of these accommodations and get its plan approved, it would be forced into a deemed bankruptcy, and the Company would not have access to the major assets that form the basis for its turnaround initiative. Without access to these assets the Company's common stock could be rendered worthless.

Even if 580880BC Ltd. Successfully Emerges from Insolvency, the Company May Not Be Able to Raise Enough Capital to Launch Its Unified Messaging Service, Which Could Cause a New Liquidity Crisis for the Company and Severely Impair the Value of the Company's Common Stock.

If 580880BC Ltd. successfully performs a reorganization plan approved by its creditors, the Company will have access to the major assets that form the basis for its turnaround initiative. Even if it gains such access, however, the Company may not raise enough capital to meet its ongoing obligations and to complete development of and launch the unified messaging service. If the Company cannot launch the unified messaging service and begin to earn revenues, it could experience a new liquidity crisis, which would in turn severely impair the value of the Company's common stock.

The Company May Encounter Unforeseen Hurdles in the Development of the Unified Messaging Service That Could Prevent Its Use as Contemplated by the Company's Turnaround Initiative, Which Could Cause a New Liquidity Crisis for the Company and Severely Impair the Value of the Company's Common Stock.

The Company has retained software development experts to examine the existing code that will form the basis for the unified messaging service. Although these experts have concluded that the core coding of existing software owned by 580880BC Ltd. will provide a platform for the unified messaging service, software programs, and the Internet itself, are complex interrelated systems. The Company could encounter unforeseen difficulties completing the development of the unified messaging service that could prevent its use as contemplated by the Company's turnaround initiative. If the Company cannot launch the unified messaging service and begin to earn revenues, it could experience a new liquidity crisis, which would in turn severely impair the value of the Company's common stock.

Even if the Company Develops and Launches the Unified Messaging Service as Contemplated by Its Turnaround Initiative, the Unified Messaging Service May Not Gain Market Acceptance, Which Could Cause a New Liquidity Crisis for the Company and Severely Impair the Value of the Company's Common Stock.

The Company's turnaround initiative is based on launching a unified messaging service that the new management team believes will be accepted by the marketplace. If the unified messaging service does not gain market acceptance, whether due to competition, performance issues or some other reason, the Company would not be able to earn the revenues it needs, and it could experience a new liquidity crisis, which would in turn severely impair the value of the Company's common stock.

The Company is Subject to all Manner of General Business and Economic Risks, any of Which Could Create Operational or Financial Difficulties for the Company and Lead to an Impairment in the Value of the Company's Common Stock.

Engaging in a business venture is inherently risky. In addition to the specific risks set forth above, businesses face competition, management issues, resource issues, asset protection issues and others, as well as the effects of broader general economic conditions. These risks are not enumerated here, but investors in equity securities should familiarize themselves with the business and economic risks faced by businesses generally and within particular market segments before investing. Any of these general business and economic risks could lead to operational or financial difficulties for the Company, which could in turn adversely affect the value of the Company's common stock.

The Company's shares are "penny stock", which is more difficult to sell than exchange-traded stock.

The Company's securities are subject to the Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets exceeding $5,000,000 or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of holders of the Company's securities to buy or sell them.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." (A "penny stock" is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions). Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the
Securities and Exchange Act of 1934, as amended. The rules may further affect the ability of owners of Company shares to sell their securities. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

     o Control of the market for the security by one or a few broker dealers that are often related to the promoter or issuer;

     o Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

     o "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

     o excessive and undisclosed bid ask differentials and markups by selling broker dealers; and

     o the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The Company believes its exposure to overall foreign currency risk is immaterial. The Company does not manage or maintain market risk sensitive instruments for trading or other purposes and is, therefore, not subject to multiple foreign exchange rate exposures. The Company has no outstanding long-term indebtedness for which the Company is subject to the risk of interest rate fluctuations.

The Company reports its operations in US dollars and its currency exposure, although considered by the Company as immaterial, is primarily between the US and Canadian dollars. Exposure to the currencies of other countries is also immaterial as international transactions are settled in US dollars. Any future financing undertaken by the Company will be denominated in US dollars.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Description                                                                       Page
-----------                                                                       ----
Independent Auditors' Report dated November 15, 2001                               F-3

Consolidated Balance Sheets as of June 30, 2001 and 2000                           F-4

Consolidated  Statements of Operations for the years ended June 30, 2001,
   2000 and the six months ended June 30, 1999                                     F-5

Consolidated  Statement of  Stockholders'  Equity  (deficit) for the
   years ended June 30, 2001, 2000 and the six months ended June 30, 1999          F-6

Consolidated  Statements of Cash Flows for the years ended June 30, 2001,
   2000 and the six months ended June 30, 1999                                     F-8

Notes to Consolidated Financial Statements                                         F-9


These financial statements may be found immediately following the signature page of this report.


ITEM  9:  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

No changes in and disagreements with accountants are reportable pursuant to this item.


                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS
-----------------------------------------

Identification of Directors and Executive Officers

The following table contains information regarding the members of the Board of Directors and the Executive Officers of the Company:

--------------------------- ----- ---------------------------------------------
Name                         Age   Position(s)

--------------------------- ----- ---------------------------------------------
Maynard L. Dokken (1)        39   Chairman of the Board of Directors, Chief
                                  Executive Officer
--------------------------- ----- ---------------------------------------------
Thomas Loker (2)             46   President, Chief Operating Officer, Director
--------------------------- ----- ---------------------------------------------
Stanley Mazor (3)            60   Director
--------------------------- ----- ---------------------------------------------
Michael Goldstein (4)        40   Director
--------------------------- ----- ---------------------------------------------
Steven Price (5)             50   Chief Financial Officer
--------------------------- ----- ---------------------------------------------

(1) Mr. Dokken was appointed as Chairman of the Board of Directors on August 28, 2001. He has a three-year term as Director. Mr. Dokken assumed his position as Chief Executive Officer on December 8, 1999.

(2) Mr. Loker was appointed as President and Chief Operating Officer and was elected to serve on the Board of Directors on August 16, 2001, for a term of one year.

(3) Mr. Mazor was elected to serve on the Board of Directors on September 19, 2001, for a term of one year.

(4) Mr. Goldstein was elected to serve on the Board of Directors on September 19, 2001, for a term of one year.

(5) Mr. Price was appointed to serve as Chief Financial Officer on September 4, 2001.

(6)  Mr.  Shiffman was  appointed  Secretary  and Legal Advisor on September 21,
     2001.

There are no arrangements or understandings between the directors and officers of Milinx and any other person pursuant to which any director or officer was or is to be selected as a director or officer. In addition, there are no agreements or understandings for the officers or directors to resign at the request of any other person and the above-named officers and directors are not acting on behalf of nor acting at the direction of any other person.

     Maynard L. Dokken, Chairman, CEO, and Corporate Director

Mr. Dokken has worked for the Company and its subsidiaries since 1998. He has served as a director of the Company since December, 1998, its president and chief executive officer since February, 1999, and chairman of the board since August 2001. His duties include oversight of legal, financial and corporate governance matters. He currently serves as director, president and chief executive officer of Milinx Business Systems, Inc., a Nevada corporation, a position he has held since August, 2000. He currently serves as director, president and chief executive officer of ASP Technology One, Inc., a Nevada corporation, a position he has held since August, 2000. He currently serves as director, president and chief executive officer of Credit Assure Financial (Canada) Inc., a British Columbia corporation, a position he has held since September, 2000. He currently serves as director, president and chief executive officer of Milinx ASP, Inc., a Delaware corporation, a position he has held since December, 2000. He currently serves as director, president and chief executive officer of Milinx Wireless, Inc., a Delaware corporation, a position he has held since December, 2000. He also served as director, president and chief executive officer of 580880 BC Ltd. (formerly Milinx Business Services, Inc., a British Columbia corporation) from March, 1999 to June, 2001. His duties included developing applications for internet services. From 1995 to 1998, Mr. Dokken served as president and chief executive officer of Milinx Marketing, Inc., the Company's predecessor. His duties included oversight of legal, financial and corporate governance matters.


     Mr. Thomas Loker, President and Chief Operational Officer and Corporate Director.

Mr. Loker has served as President, Chief Operating Officer, Director of the Company since August, 2001. Prior to joining the Company, Mr. Loker served as president and chief operating officer of SyberSay Communications. Mr. Loker joined SyberSay as chief operating officer in February of 2000 with the goal of establishing and structuring the company. Mr. Loker took the company from an initial staff of 9 to a team of 43 members and by July the company had developed, manufactured and released its first products into the market. Mr. Loker was appointed President & COO in October. During this period the company released 4 new products. Mr. Loker spearheaded raising $7 million of additional capital during this time frame. He successfully recruited his replacement in July 2001. During his tenure the company raised $11 million in financing, released 9 products to the market, introduced new technologies in the Wireless and Wired headset market area, obtained 1 patent and filed for 9 patents and had an additional 12 inventions in disclosure. From February, 1992 to February, 2000, Mr. Loker was an independent consultant for Thomas Loker Consulting.

     Stanley Mazor, Director

Mr. Mazor has served as a director of the Company since September, 2001. He is also presently Director of Technical Services at Numerical Technology. Since March 1998, Mr. Mazor has served as training manager for CADABRA, a position he still holds. From March 1997 to March 1998, Mr. Mazor served as training manager of BEA Systems. From February 1996 to February 1997, Mr. Mazor served as the training manager for CATS, a software company supporting investment markets with analysis tools for fixed income securities and their derivatives. Mr. Mazor is a Senior Member in the IEEE.

     Michael Goldstein, Director

Mr. Goldstein has served as a director of the Company since September, 2001. He is co-founder and co-chief executive officer of TeamSearch Inc., a national IT and Computer Contract Consultancy firm to Fortune 500 and Fortune 1000 companies, where he has worked since 1991. He is also co-founder of Goldstein & Company, a privately held staffing firm in the computer, electronic publishing / multi media arena. Michael holds a Bachelor of Science degree, majoring in Business Administration and Economics with emphasis in Computer Science, Psychology and Philosophy from The College of Notre Dame.

     Steven Price - Chief Financial Officer

Mr. Price has served as the chief financial officer of the Company since September, 2001. Prior to joining the Company, he was self-employed as a financial consultant. From May 1997 to August 1998, he served as the chief financial officer of Personic Software, Inc. From June 1996 to May 1997, he served as the chief financial officer of Orbit Network, Inc. Mr. Price has experience in both private and public companies and has been involved in industries ranging from software and web based systems development to telecommunications companies and banking. Mr. Price has participated in a number of turn-arounds, mergers and acquisitions, as well as fundraising activities. Mr. Price has experience in debt reduction and consolidation and negotiation of asset based credit facilities. He also has significant experience in investor relations and SEC relationship issues.

Relationships Among Directors or Executive Officers

There are no family relationships among any of the directors or executive officers of the Company.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors, executive officers and persons who own more than 10% of a registered class of the Company's securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater-than-10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended June 30, 2001, its Directors, Executive Officers and greater-than-10% stockholders complied with all Section 16(a) filing requirements.

ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------


                           Summary Compensation Table

The following table sets forth the compensation paid to the Named Executive Officers of the Company during the past three fiscal years. The Company does not currently have a long term compensation plan and does not grant any long term compensation to its executive officers or employees. The table does not reflect certain personal benefits, which in the aggregate are less than ten percent of each Named Executive Officer's salary and bonus. No other compensation was granted for the periods covered.

                                                                                Long Term Compensation
                                                                --------------------------------------------------------
                                  Annual Compensation                     Awards                      Payouts
------------------------ -------------------------------------- ---------------------------- ---------------------------
     Name                                             Other      Restricted     Securities
      and                                            Annual         Stock       Underlying                  All Other
   Principal                                         Compen-      Award(s)       Options/        LTIP      Compen-sation
   Position      Year      Salary ($)    Bonus     sation ($)        ($)         SARs (#)    Payouts ($)       ($)
                                           ($)
---------------- ------- --------------- --------- ------------ -------------- ------------- ------------- -------------
Maynard L.       2001    $ 194,750 (1)     -0-         -0-           -0-           -0-           -0-           -0-
Dokken (CEO      2000    $ 118,367         -0-         -0-           -0-       250,000 (2)       -0-           -0-
and Chairman)    1999    $   29,554        -0-         -0-           -0-           -0-           -0-           -0-
---------------- ------- --------------- --------- ------------ -------------- ------------- ------------- -------------
Mikiko           2001    $ 143,083 (3)     -0-         -0-           -0-           -0-           -0-           -0-
Fujisawa         2000    $   85,714        -0-         -0-           -0-       150,000 (4)       -0-           -0-
(Secretary and   1999    $   19,702        -0-         -0-           -0-           -0-           -0-           -0-
Treasurer)
---------------- ------- --------------- --------- ------------ -------------- ------------- ------------- -------------

(1) Mr. Dokken received $120,000 in salary in the form of cash. In addition, on August 27, 2001, the Board approved the issuance of 325,000 shares of common stock to Mr. Dokken as compensation for services rendered during the period from April 1, 2001 through June 30, 2001. On August 27, 2001, the closing market price of the Company's common stock was $0.23.

(2) On June 1, 2000, the Company granted Mr. Dokken an option to purchase 250,000 shares of common stock of the Company at $2.00 vesting in five equal installments of 50,000 shares. The option will expire on January 31, 2002.

(3) Ms. Fujisawa received $87,500 in salary in the form of cash. In addition, on August 27, 2001, the Board approved the issuance of 241,667 shares of common stock to Ms. Fujisawa as compensation for services rendered during the period from April 1, 2001 through June 30, 2001. On August 27, 2001, the closing market price of the Company's common stock was $0.23.

(4) On June 1, 2000, the Company granted Ms. Fujisawa an option to purchase 150,000 shares of common stock of the Company at $2.00 vesting in five equal quarterly installments of 30,000 shares. The option will expire on January 31, 2002.

                                  Option Grants

There were no stock option grants to the Named Executive Officers in fiscal year 2001.

              Aggregated Option / SAR Exercises in Last Fiscal Year
                         and FY-End Option / SAR Values

The following table provides information on option exercises in fiscal 2001 by the Named Executive Officers and the value of such officers' unexercised options at June 30, 2001.

-------------------------- ---------------------- ---------------------- ---------------------- ----------------------
                                                                               Number of
                                                                              Securities              Value of
                                                                              Underlying             Unexercised
                                                                              Unexercised           In-the-Money
                                                                            Options / SARs         Options / SARs
                                                                             at FY-End (#)          at FY-End ($)

                              Shares Acquired                                Exercisable /          Exercisable /
          Name                on Exercise (#)      Value Realized ($)        Unexercisable         Unexercisable *
-------------------------- ---------------------- ---------------------- ---------------------- ----------------------
Dokken, Maynard                     -0-                    $0              200,000 / 50,000       $53,000 / $13,250
-------------------------- ---------------------- ---------------------- ---------------------- ----------------------
Fujisawa, Mikiko                    -0-                    $0              120,000 / 30,000       $31,800 / $7,950
-------------------------- ---------------------- ---------------------- ---------------------- ----------------------

* On June 29,  2001,  the  average  of the high and low sale price of the stock  trading on the OTC BB was  $0.265.
Mr. Dokken and Ms. Fujisawa have an exercise price of $2.00 on their exercisable stock options.

                            COMPENSATION OF DIRECTORS

Currently, directors are not compensated for their service as directors other than with securities. In the past, directors were compensated for their service as directors as follows: $3,000 to James Medley (former director). All directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as a director of the Company.

             EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
                         CHANGE-IN-CONTROL ARRANGEMENTS

Milinx entered into an employment agreement with its CEO Maynard Dokken on October 16, 2000. Under the terms of the agreement, Mr. Dokken is to receive an annual salary of $CN175,000 per year, with an annual bonus to be determined by the Board of Directors. Under the terms of the agreement, Mr. Dokken received, in lieu of an increase in salary or bonus for the fiscal year ended June 30, 2000, the option to purchase up to 250,000 shares of the company's common stock at an exercise price of $2.00 per share.

The Company entered into an employment contract with its President and Chief Operating Officer, Thomas W. Loker, on August 16, 2001. Under the agreement, Milinx will pay Mr. Loker $40,000 for his first 60 days of employment. After Mr. Loker's 60th day of employment, his annual salary will be set at $250,000, $75,000 of which is to be deferred until the company can obtain further funding. The agreement entitles Mr. Loker to a $150,000 performance bonus upon the achievement of specific milestones within his first 60 days of employment. Mr. Loker was also granted 1,500,000 stock options, which vest on three different schedules over the course of a year.

The Company has oral understandings with certain members of its management team that were recently brought in, and expects to commit these understandings to writing in the near future. These understandings include the commitment to grant 500,000 options to two members of the management team.

                            1999-7 STOCK OPTION PLAN

For a summary of the terms of the Company's 1999-7 Stock Option Plan, see Note H to the Company's Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K and incorporated by reference herein.

                       REPORT ON REPRICING OF OPTIONS/SARs

At no time during the last fiscal year did the Company adjust or amend the exercise price of stock options granted.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 28, 2001 by:

(i) each person or entity known by the Company to beneficially own more than 5% of the common stock;
(ii) each Director of the Company;
(iii) each of the named Executive Officers of the Company; and
(iv) all Directors and executive officers as a group.

Except as noted below, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares.

The number and percentage of shares beneficially owned are based on 27,010,067 shares of common stock outstanding as of September 28, 2001.


------------------ ------------------------------------------ --------------------------- -------------------

Title of Class     Name and Address                           Amount of Beneficial        Percent of Class
                   Of Beneficial Owner                        Ownership

------------------ ------------------------------------------ --------------------------- -------------------
                   Maynard Dokken, Chairman, CEO, Director
     Common        300-1045 Howe Street, Vancouver, BC V6Z            14,190,000              35.5% (2)
       (1)         2A9
------------------ ------------------------------------------ --------------------------- -------------------
                   Maynard Dokken, Chairman, CEO, Director
    Series A       300-1045 Howe Street, Vancouver, BC V6Z            4,250,000                 98.3%
  Preferred (3)    2A9
------------------ ------------------------------------------ --------------------------- -------------------
                   Thomas Loker
     Common        President, Chief Operating Officer,
       (4)         Director                                            630,000                   2.3%
                   P.O. Box 2156
                   Danville, California 94526
------------------ ------------------------------------------ --------------------------- -------------------
                   Stanley Mazor, Director
       (5)         70 West Plumeria                                       --                      --
                   San Jose, CA 95134-2134
------------------ ------------------------------------------ --------------------------- -------------------
                   Michael Goldstein, Director
       (6)         1700 North Broadway, Suite 307                         --                      --
                   Walnut Creek, CA 94596
------------------ ------------------------------------------ --------------------------- -------------------
   Common and      Mikiko Fujisawa
    Series A       300-1045 Howe Street, Vancouver, BC V6Z
    Preferred      2A9
       (7)
------------------ ------------------------------------------ --------------------------- -------------------
   Common and      Credit Assure International Inc.
    Series A       300-1045 Howe Street, Vancouver, BC V6Z
    Preferred      2A9
       (8)
------------------ ------------------------------------------ --------------------------- -------------------
                   All  Executive  Officers and Directors as
                   a Group (4 persons)                                14,820,000                36.5%
------------------ ------------------------------------------ --------------------------- -------------------


(1) Includes 1,650,000 Series A Preferred shares owned by Mr. Dokken, with each Series A Preferred share convertible into 3 shares of common stock; 600,000 Series A Preferred Shares owned by Mr. Dokken in trust for the benefit of Mikiko Fujisawa (Mr. Dokken's wife) with each Series A Preferred share convertible into 3 shares of common stock; 250,000 options owned by Mr. Dokken to purchase common stock that are currently exercisable within 60 days; 400,000 1999 Internal B Warrants owned by Mr. Dokken, exchangeable for 400,000 shares of Series A Preferred shares, with each share of Series A Preferred convertible into 3 shares of common stock; 441,667 shares of common stock owned by Mikiko Fujisawa; 600,000 Series A Preferred shares owned by Mikiko Fujisawa in trust for the benefit of Mr. Dokken, with each Series A Preferred share convertible into 3 shares of common stock; 250,000 1999 Internal B Warrants owned by Mikiko Fujisawa, exchangeable for 250,000 Series A Preferred Shares, with each share of Series A Preferred convertible into 3 shares of common stock; 50,000 shares of common stock owned by Credit Assure International Inc., of which Mr. Dokken has approximately 79% ownership and voting and dispositive control and Ms. Fujisawa has approximately a 19% interest; 750,000 Series A Preferred shares owned by Credit Assure International Inc., with each Series A Preferred share convertible into 3 shares of common stock.

(2) For purposes of determining effective voting control, and, assuming the conversion of all of Mr. Dokken's and Mikiko Fujisawa's 1999 Internal B Warrants, Mr. Dokken and Mikiko Fujisawa would collectively have control over approximately 51.1% of the Company's voting stock.

(3) Includes 1,650,000 Series A Preferred shares owned by Mr. Dokken; 600,000 Series A Preferred shares owned by Mr. Dokken in trust for the benefit of Mikiko Fujisawa (Mr. Dokken's wife); 600,000 Series A Preferred shares owned by Mikiko Fujisawa in trust for the benefit of Mr. Dokken; 750,000 Series A Preferred Shares owned by Credit Assure International Inc., of which Mr. Dokken has approximately 79% ownership and dispositive control and Ms. Fujisawa has approximately a 19% interest; 400,000 1999 Internal B Warrants owned by Mr.
Dokken, convertible into 400,000 Series A Preferred shares; 250,000 1999 Internal B Warrants owned by Mikiko Fujisawa, convertible into 250,000 Series A Preferred shares.

(4) Includes 630,000 options to purchase common stock owned by Mr. Loker that are currently exercisable within 60 days.

(5) Mr. Stanley Mazor has an oral understanding with the Company to receive options, but a definitive agreement with the Company has not yet been reached and no corporate action has been taken to grant options. Please see Item 11, "Executive Compensation - Employment Contracts and Termination of Employment and Change-In-Control Arrangements" for further discussion.

(6) Mr. Michael Goldstein has an oral understanding with the Company to receive warrants for common shares, but a definitive agreement with the Company has not yet been reached and no corporate action has been taken to grant options. Please see Item 13, "Certain Relationships and Related Transactions" for further discussion.

(7) Mikiko Fujisawa is Mr. Dokken's wife. In order to avoid confusion and duplication, please see Mr. Dokken's holdings described in footnotes (1) and (3) above.

(8) Mr. Dokken has approximately 79% ownership and dispositive control of Credit Assure International Inc. and Ms. Fujisawa has approximately a 19% interest. In order to avoid confusion and duplication, please see Mr. Dokken's holdings described in footnotes (1) and (3) above.

There are no arrangements known to Milinx, the operation of which may result in a change of control of the company.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Mr. Maynard Dokken, the Company's majority stockholder, Chief Executive Officer and Director has controlling interest in the following companies: Milinx Marketing Group, Inc. (Texas), Milinx Marketing Group, Inc. (British Columbia), Milinx Management Corporation, Credit Assure International, Inc., Assured Card Corporation (currently inactive).

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

During the year ended June 30, 2000, the Company entered into a management and financial consulting services agreement with a company controlled by a former director of the Company. The agreement expired March 31, 2000 and required up to $1,200 in weekly payments for services rendered by this director. The Company incurred $48,800 under this agreement during the year ended June 30, 2000. The entire balance was paid in full prior to June 30, 2000.

Based on discussions taking place in August 2001, the Company has oral understandings with Mike Goldstein (who would thereafter become a director of the Company) and his wife to issue Mr. Goldstein and his wife warrants to each purchase a 715,834 common shares (a total of 1,431,668) at $0.10 per share. The warrants are immediately exercisable and were issued as part of an agreement in which the Company engaged Mr. Goldstein's and his wife's company, Teamsearch, Inc. to hire a president, chief executive officer and chief financial officer for the Company.

No director, nominee for election as director or immediate family member of a director or director nominee has been indebted to the Company in an amount in excess of $60,000 during the last fiscal year.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

1) FINANCIAL STATEMENTS

The following consolidated financial statements of Milinx and the notes thereto, the related reports thereon of the independent certified public accountants, and financial statement schedules, are filed pursuant to Item 8 of this Report:

Description                                                                       Page
-----------                                                                       ----
Independent Auditors' Report dated November 15, 2001                               F-3

Consolidated Balance Sheets as of June 30, 2001 and 2000                           F-4

Consolidated  Statements of Operations for the years ended June 30, 2001,
   2000 and the six months ended June 30, 1999                                     F-5

Consolidated  Statement of  Stockholders'  Equity  (deficit) for the
   years ended June 30, 2001, 2000 and the six months ended June 30, 1999          F-6

Consolidated  Statements of Cash Flows for the years ended June 30, 2001,
   2000 and the six months ended June 30, 1999                                     F-8

Notes to Consolidated Financial Statements                                         F-9

2) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by Milinx during the fourth quarter of 2001.

3) LIST OF EXHIBITS

    Exhibit
     Number        Description
     ------        -----------
      3.1*         Certificate  of  Incorporation

      3.3*         By-laws

      4.1          Specimen Stock Certificate

     10.1* Lease Agreement between 1045 Howe Street and Milinx Business Services, Inc.

     10.2* Addendum to Lease Agreement between 1045 Howe Street and Milinx Business Services, Inc.

     10.3          Employment Agreement between Milinx Business Group and
                   Maynard Dokken

     10.4          Employment Agreement between Milinx Business Group and Thomas
                   Loker

     21            List of Subsidiaries


     * Incorporated by reference from the Form 10-K of the Registrant filed with the Securities and Exchange Commission on October 13, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILINX BUSINESS GROUP, INC.

By:       /s/ Maynard L. Dokken
    ----------------------------------------
Name:  Maynard L. Dokken
Title: Chief Executive Officer

Dated: November 16, 2001


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                 Title                               Date
          ---------                                 -----                               ----
By: /s/ Maynard L. Dokken          Chief Executive Officer, Chairman, Director      November 16, 2001
    ------------------------------
Name:  Maynard L. Dokken


By: /s/ Thomas Loker               President, Chief Operating Officer, Director     November 16, 2001
    ------------------------------
Name:  Thomas Loker

By: /s/ Stanley Mazor              Director                                         November 16, 2001
    ------------------------------
Name: Stanley Mazor


By: /s/ Michael Goldstein          Director                                         November 16, 2001
    ------------------------------
Name:  Michael Goldstein


By: /s/ Steven Price               Chief Financial Officer/Principal Accounting     November 16, 2001
    ------------------------------ Officer
Name:  Steven Price


                                  EXHIBIT INDEX

    Exhibit
     Number        Description
     ------        -----------
      3.1*         Certificate  of  Incorporation

      3.3*         By-laws

      4.1          Specimen Stock Certificate

     10.1* Lease Agreement between 1045 Howe Street and Milinx Business Services, Inc.

     10.2* Addendum to Lease Agreement between 1045 Howe Street and Milinx Business Services, Inc.

     10.3          Employment Agreement between Milinx Business Group and
                   Maynard Dokken

     10.4          Employment Agreement between Milinx Business Group and Thomas
                   Loker

     21            List of Subsidiaries


     * Incorporated by reference from the Form 10-K of the Registrant filed with the Securities and Exchange Commission on October 13, 2000.

                  MILINX BUSINESS GROUP, INC. AND SUBSIDIARIES

                             June 30, 2001 and 2000
                                 C O N T E N T S



                                                                   Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  F-3


FINANCIAL STATEMENTS


         CONSOLIDATED BALANCE SHEETS                                F-4

         CONSOLIDATED STATEMENTS OF OPERATIONS                      F-5

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY             F-6


         CONSOLIDATED STATEMENTS OF CASH FLOWS                      F-8

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 F-9

               Report of Independent Certified Public Accountants





Board of Directors and Stockholders
Milinx Business Group, Inc.

We have audited the accompanying consolidated balance sheets of Milinx Business Group, Inc. (a Delaware corporation) and its Subsidiaries, (the Company) as of June 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit) , and cash flows for the years ended June 30, 2001 and 2000, and the six months ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milinx Business Group, Inc. and its Subsidiaries, as of June 30, 2001 and 2000, and the results of their consolidated operations and their consolidated cash flows for the year ended June 30, 2001 and 2000, and the six months ended June 30, 1999, in conformity with accounting principles generally accepted in the United States of America.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B to the financial statements, the Company has incurred recurring losses from operations and a stockholders' deficit of $3,890,318. In addition, on October 12, 2001, the Company's operating subsidiary filed a Notice of Intention with the Office of the Superintendent of Bankruptcy in British Columbia, Canada. These matters, among others, factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ GRANT THORNTON LLP

Seattle, Washington
November 15, 2001


                                  Milinx Business Group, Inc. and Subsidiaries

                                           CONSOLIDATED BALANCE SHEETS

                                               Year ended June 30,


                                                     ASSETS

                                                                                       2001            2000
                                                                                   ------------    ------------
CURRENT ASSETS
        Cash and cash equivalents                                                  $     33,680    $  2,162,430
        Receivables
           Trade                                                                           --             9,334
           Subscriptions                                                                   --           323,721
           Goods and services tax                                                        35,039         327,149
           Employee and stockholders                                                       --            20,692
                                                                                   ------------    ------------
                   Total receivables                                                     35,039         680,896

        Due from Milinx Marketing Group                                                    --            82,644

   Security deposits                                                                         75         209,362
   Prepaid rent and other                                                                 5,355          43,549
                                                                                   ------------    ------------

                      Total current assets                                               74,149       3,178,881

PROPERTY AND EQUIPMENT - NET                                                          1,100,226       3,572,168

OTHER ASSETS AND DEFERRED CHARGES
        Licenses                                                                           --         2,036,985
        Capital lease deposits                                                           10,571         205,215
                                                                                   ------------    ------------

                                                                                   $  1,184,946    $  8,993,249
                                                                                   ============    ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DECIFIT)

CURRENT LIABILITIES
        Accounts payable                                                           $  1,582,188    $    981,233
        Accrued liabilities                                                           1,456,368         279,758
        Due to Milinx Management Corporation                                              3,586           3,586
        Capital lease obligations - current portion                                   1,588,678         536,061
        Convertible note payable                                                        444,444            --
        Customer deposits                                                                  --             2,529
                                                                                   ------------    ------------

                      Total current liabilities                                       5,075,264       1,803,167

CAPITAL LEASE OBLIGATIONS, net of current portion                                          --           927,808

COMMITMENTS AND CONTINGENCIES                                                              --              --

STOCKHOLDERS' EQUITY (DEFICIT)
        Series A 10% non-cumulative, voting convertible preferred stock - $0.001 par value, liquidation preference of $1,176,000
                                                                                          3,675           3,675
        Series B voting convertible preferred stock - no par value,
          liquidation preference of $0 and $5,043,000, respectively                        --             1,681
        Series C voting convertible preferred stock - no par value,
          liquidation preference of $1,016,000 and $2,207,000, respectively               1,016           2,207
        Common stock - $0.001 par value                                                  23,078           9,671
        Shares subscribed                                                                10,000            --
        Additional paid in capital                                                   21,803,465      14,908,291
        Unearned compensation                                                              --        (1,102,626)
        Accumulated deficit                                                         (25,492,701)     (7,480,702)
        Cumulative translation adjustment                                              (238,851)        (79,923)
                                                                                   ------------    ------------
                                                                                     (3,890,318)      6,262,274
                                                                                   ------------    ------------

                                                                                   $  1,184,946    $  8,993,249
                                                                                   ============    ============

The accompanying notes are an integral part of these statements.






                            Milinx Business Group, Inc. and Subsidiaries

                               CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                                 Six months
                                                                                 ended June
                                                     Year ended June 30,             30,
                                                    2001            2000            1999
                                                ------------    ------------    ------------
Net sales                                       $    126,462    $    197,193    $     43,424

Cost of sales                                        186,112         365,449          48,112
                                                ------------    ------------    ------------
Gross loss                                           (59,650)       (168,256)         (4,688)
                                                ------------    ------------    ------------

Selling, general and administrative expenses      12,133,905       6,442,914         839,192
Losses due to impairment                           3,361,048            --              --
                                                ------------    ------------    ------------

Net loss from operations                          15,554,603       6,611,170         843,880

Other expenses (income)
   Interest                                          535,614          31,515            --
   Miscellaneous, net                                220,989          (6,233)            370
                                                ------------    ------------    ------------
                                                     756,603          25,282             370
                                                ------------    ------------    ------------

Net loss                                         (16,311,206)   $ (6,636,452)   $   (844,250)


Deemed preferred stock dividend                   (1,700,000)            -             -
                                                ------------    ------------    ------------

Net loss available to common stockholders       $ (18,011,206)   $ (6,36,452)   (844,250)

NET LOSS PER COMMON SHARE                       $      (1.12)   $      (0.74)   $    (0.32)
AVAILABLE TO COMMON STOCKHOLDERS -              ============    ============    ============
BASIC AND DILUTED









The accompanying notes are an integral part of these statements.


                                            Milinx Business Group, Inc. and Subsidiaries

                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                        For the six months ended June 30, 1999 and the years
                                                    ended June 30, 2000 and 2001



                                    Series A preferred stock      Series B preferred stock          Series C Preferred stock
                                    Shares            Amount      Shares            Amount          Shares            Amount
Balance at January 1,                     --      $       --     $       --      $       --      $       --      $       --


Issuances of common
        stock through
        series of
        private                           --              --             --              --              --              --
        placements

Issuance of Series A
        preferred
        stock to
        officers and                 2,925,000           2,925           --              --              --              --
        legal counsel

Issuance of Series A
        preferred
        stock through
        exercise of
        stock options                  750,000             750           --              --              --              --
        by Credit
        Assure

Issuance of Internal
        Warrants A to
        a director and
        legal counsel                     --              --             --              --              --              --

Issuance of Class A
        units to                          --              --             --              --              --              --
        various
        investors

Foreign currency
        translation
        adjustment                        --              --             --              --              --              --

Net loss for the six
        months ended
        June 30, 1999                     --              --             --              --              --              --

Balance at June 30,                  3,675,000           3,675           --              --              --              --


Issuances of common
        stock in asset
        purchase
        transaction                       --              --             --              --              --              --

Issuance of common
        stock as part
        of reverse                        --              --             --              --              --              --
        transaction

Issuance of Class A                       --
        units to                          --              --             --              --              --              --
        various
        investors

Issuance of class D
        units to                          --              --             --              --              --              --
        various
        investors

Issuance of Series C
        preferred
        stock and
        Class D
        Warrants to
        various
        investors
        through a                         --              --             --              --         2,624,412           2,624
        conversion of
        Class D units

Issuance of common
        stock to
        investors
        through a
        conversion of                     --              --             --              --          (417,000)           (417)
        Series C
        preferred

Issuance of common
        stock to an
        investor
        through a
        conversion of                     --              --             --              --              --              --
        Class D
        warrants

Issuance of  Series B
        preferred  stock
        and 1999 International
        A warrants to
        various investors
        through a conversion of           --              --        1,681,250           1,681            --              --
        Class A Units

Issuance of common
        stock to                          --              --             --              --              --              --
        employees

Grant of warrants for
        legal services                    --              --             --              --              --              --

Grant of stock options
        to employees                      --              --             --              --              --              --

Current year
        amortization
        of deferred                       --              --             --              --              --              --
        compensation

Change in cumulative
        translation
        adjustment                        --              --             --              --              --              --


Net loss for the year
        ended
        June 30, 2000                     --              --             --              --              --              --



    Balance at June
           30, 2000                  3,675,000           3,675      1,681,250           1,681       2,207,412           2,207

    Exercise of
           employee
           stock
           options                        --              --             --              --              --              --

    Stock options
           forfeited
           by employees                   --              --             --              --              --              --

    Amortization of
           deferred
           compensation
           net of                         --
           prior year
           forfeitures ,                  --              --             --              --              --              --

    Issuance of common
           stock to
           employees                      --              --             --              --              --              --

    Shares issued in
           lieu of
           cancellation
           fees                           --              --             --              --              --              --

    Sale of common
           stock
           shares at
           $4.50 per
           share                          --              --             --              --              --              --

    Additional shares
           issued to $4.50
           subscribers
           to roll
           $4.50 offering
           into
           Millennium
           offering                       --              --             --              --              --              --

    Issuance of common
           shares as                      --
           part of
           Millennium
           units in
           consideratio
           for servicesn                  --              --             --              --              --           300,000

    Issuance of common
           shares
           through
           Millennium
           Units,
           including
           finder fees
           paid in
           units                          --              --             --              --              --              --

    Issuance of Series C
           preferred stock
           and class D warrants
           to investors
           through a conversion
           of Class D
           Units                          --              --             --              --         2,364,511           2,365

    Issuance of common
           stock to
           investors
           through a
           conversion
           of Series C
           preferred                      --              --             --              --        (3,556,312)         (3,556)

    Issuance of common
           stock to
           investors
           through a
           conversion
           of Class D
           warrants                       --              --             --              --              --              --

    Issuance of common
           stock to
           investors
           through a
           conversion
           of Series B
           preferred                      --              --       (1,681,250)         (1,681)           --              --

    Change in
           cumulative
           translation
           adjustment                     --              --             --              --              --              --

    Net loss for the
           year ended
           Jun 30, 2001                   --              --             --              --              --              --

    Balance at June
           30, 2001                  3,675,000    $      3,675           --      $       --         1,015,611    $      1,016

------------------------------------------------------------------------------------------------------------------------------------


                                                                                              Additional                  Cumulative
                                      Common stock              Subscribed Stock               Paid In     Unearned      Translation
                                 Shares           Amount      Shares        Amount             Capital    Compensation    Adjustment
Balance at January 1,                         $     --                     $    --           $

       1999

Issuances of common
        stock through
        series of
        private                  8,470,000          8,470        --             --          592,825            --              --
        placements

Issuance of Series A
        preferred
        stock to
        officers and                  --             --          --             --             --              --              --
        legal counsel

Issuance of Series A
        preferred
        stock through
        exercise of
        stock options                 --             --          --             --           26,250            --              --
        by Credit
        Assure

Issuance of Internal
        Warrants A to
        a director and
        legal counsel                 --             --          --             --              200            --              --

Issuance of Class A
        units to                      --             --          --             --          590,000            --              --
        various
        investors

Foreign currency
        translation
        adjustment                    --             --          --             --             --              --           (20,523)

Net loss for the six
        months ended
        June 30, 1999                 --             --          --             --             --              --              --

Balance at June 30,              8,470,000          8,470        --             --        1,209,275            --           (20,523)

       1999

Issuances of common
        stock in asset
        purchase
        transaction                425,000            425        --             --          174,700            --              --

Issuance of common
        stock as part
        of reverse                 250,000            250        --             --              250            --              --
        transaction

Issuance of Class A
        units to                      --             --          --                        2,772,500           --              --
        various
        investors

Issuance of class D
        units to                      --             --          --             --        9,097,662            --              --
        various
        investors

Issuance of Series C
        preferred
        stock and
        Class D
        Warrants to
        various
        investors
        through a                     --             --          --             --             --              --              --
        conversion of
        Class D units

Issuance of common
        stock to
        investors
        through a
        conversion of              417,000            417        --             --             --              --              --
        Series C
        preferred

Issuance of common
        stock to an
        investor
        through a
        conversion of               37,500             38        --         74,962            --              --
        Class D
        warrants

Issuance of  Series B
        preferred  stock
        and 1999 International
        A warrants to
        various investors
        through a conversion of       --             --          --             --             --              --              --
        Class A Units

Issuance of common
        stock to                    71,000             71        --             --           35,479            --              --
        employees

Grant of warrants for
        legal services                --             --          --             --          122,000            --              --

Grant of stock options
        to employees                  --             --          --             --        1,421,461      (1,421,461)           --

Current year
        amortization
        of deferred                   --             --          --             --             --           318,835            --
        compensation

Change in cumulative
        translation
        adjustment                    --             --          --             --             --              --           (59,400)



Net loss for the year
        ended
        June 30, 2000                 --             --          --             --             --              --        (6,636,452)


    Balance at June
           30, 2000              9,670,500          9,671        --             --       14,908,291      (1,102,626)        (79,923)

    Exercise of
           employee
           stock
           options                 558,500            558        --             --           31,373            --              --

    Stock options
           forfeited
           by employees               --             --          --             --             --         1,065,882            --

    Amortization of
           deferred
           compensation
           net of
           prior year
           forfeitures ,              --             --          --             --           36,744            --              --

    Issuance of common
           stock to
           employees                 1,000              1        --             --             --              --              --

    Shares issued in
           lieu of
           cancellation
           fees                     50,000             50        --             --           79,950            --              --

    Sale of common
           stock
           shares at
           $4.50 per
           share                    44,886             45        --             --          181,743            --              --

    Additional shares
           issued to $4.50
           subscribers
           to roll
           $4.50 offering
           into
           Millennium
           offering                792,864            793        --             --             --              --              --

    Issuance of common
           shares as
           part of
           Millennium
           units in
           consideratio
           for servicesn               300           --          --          149,700           --              --              --

    Issuance of common
           shares
           through
           Millennium
           Units,
           including
           finder fees
           paid in
           units                 4,639,617          4,640      20,000         10,000      2,254,359            --              --

    Issuance of Series C
           preferred stock
           and class D warrants
           to investors
           through a conversion
           of Class D
           Units                      --             --          --             --             --              --              --

    Issuance of common
           stock to
           investors
           through a
           conversion
           of Series C
           preferred             3,556,312          3,556        --             --             --              --              --

    Issuance of common
           stock to
           investors
           through a
           conversion
           of Class D
           warrants              1,782,857          1,783        --             --        3,563,931            --              --

    Issuance of common
           stock to
           investors
           through a
           conversion
           of Series B
           preferred             1,681,250          1,681        --             --             --              --              --

    Change in
           cumulative
           translation
           adjustment                 --             --          --             --             --              --          (158,928)

    Net loss for the
           year ended
           Jun 30, 2001               --             --          --             --

    Balance at June
           30, 2001             23,077,786   $     23,078      20,000   $     10,000   $ 20,103,465    $       --      $   (238,851)

------------------------------------------------------------------------------------------------------------------------------------


                                 Accumulated
                                   Deficit              Total
Balance at January 1,             $                  $

       1999

Issuances of common
        stock through
        series of
        private                           --           601,295
        placements

Issuance of Series A
        preferred
        stock to
        officers and                      --             2,925
        legal counsel

Issuance of Series A
        preferred
        stock through
        exercise of
        stock options                     --            27,000
        by Credit
        Assure

Issuance of Internal
        Warrants A to
        a director and
        legal counsel                     --               200

Issuance of Class A
        units to                          --           590,000
        various
        investors

Foreign currency
        translation
        adjustment                        --           (20,523)

Net loss for the six
        months ended
        June 30, 1999                 (844,250)       (844,250)

Balance at June 30,                   (844,250)        356,647

       1999

Issuances of common
        stock in asset
        purchase
        transaction                       --           175,125

Issuance of common
        stock as part
        of reverse                        --               500
        transaction

Issuance of Class A
        units to                                     2,772,500
        various
        investors

Issuance of class D
        units to                          --         9,097,662
        various
        investors

Issuance of Series C
        preferred
        stock and
        Class D
        Warrants to
        various
        investors
        through a                         --             2,625
        conversion of
        Class D units

Issuance of common
        stock to
        investors
        through a
        conversion of                     --              --
        Series C
        preferred

Issuance of common
        stock to an
        investor
        through a
        conversion of                     --            75,000
        Class D
        warrants

Issuance of  Series B
        preferred  stock
        and 1999 International
        A warrants to
        various investors
        through a conversion of           --             1,682
        Class A Units

Issuance of common
        stock to                          --            35,550
        employees

Grant of warrants for
        legal services                    --           122,000

Grant of stock options
        to employees                      --              --

Current year
        amortization
        of deferred                       --           318,835
        compensation

Change in cumulative
        translation                                      (59,400)

Net loss for the year
        ended                       (6,636,452)      (6,636,452)



    Balance at June
           30, 2000                 (7,480,702)      6,262,274

    Exercise of
           employee
           stock
           options                        --            31,931

    Stock options
           forfeited
           by employees                   --              --

    Amortization of
           deferred
           compensation
           net of
           prior year
           forfeitures ,                                36,744

    Issuance of common
           stock to
           employees                      --                 1

    Shares issued in
           lieu of
           cancellation
           fees                           --            80,000

    Sale of common
           stock
           shares at
           $4.50 per
           share                          --           181,788

    Additional shares
           issued to $4.50
           subscribers
           to roll
           $4.50 offering
           into
           Millennium
           offering                       (793)           --

    Issuance of common
           shares as
           part of
           Millennium
           units in
           consideratio
           for servicesn               150,000

    Issuance of common
           shares
           through
           Millennium
           Units,
           including
           finder fees
           paid in
           units                          --         2,268,999

    Issuance of Series C
           preferred stock
           and class D warrants
           to investors
           through a conversion
           of Class D
           Units                          --             2,365

    Issuance of common
           stock to
           investors
           through a
           conversion
           of Series C
           preferred                      --              --

    Issuance of common
           stock to
           investors
           through a
           conversion
           of Class D
           warrants                       --         3,565,714

    Issuance of common
           stock to
           investors
           through a
           conversion
           of Series B
           preferred                      --              --

    Change in
           cumulative
           translation
           adjustment                     --          (158,928)

    Net loss for the
           year ended              (16,311,206)    (16,311,206)

    Balance at June
           30, 2001               $(23,792,701)   $ (3,890,318)


The accompanying notes are an integral part of this statement.



                                        Milinx Business Group, Inc. and Subsidiaries


                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Six months ended June 30,
                                                                                                  Year ended June 30,
                                                                                      --------------------------------------------
                                                                                         2001             2000           1999
                                                                                      ------------    ------------    ------------
Increase (Decrease) in Cash and cash equivalents

Cash flows from operating activities
        Net loss                                                                      $(16,311,206)   $ (6,636,452)   $   (844,250)
        Adjustments to reconcile net loss to net cash
               used in operating activities:
               Depreciation and amortization                                             2,566,409         450,814          42,362
               Losses due to impairment                                                  3,361,048            --              --
               Losses due to abandonment and theft                                         169,700            --              --
               Write off of license and trademark costs                                       --           304,500            --
               Write off of related party balances                                          32,705            --              --
               Employee stock and stock option compensation                                 36,744         350,835            --
               Warrants issued for services                                                   --           122,000            --
               Shares issued in lieu of cancellation fees                                   80,000            --              --
               Millennium units issued for services                                        150,000            --              --
               Changes in assets and liabilities
                      Receivable                                                           322,000        (289,349)        (67,826)
                      Security deposits and prepaid expenses                               262,039        (194,504)        (34,873)
                      Accounts payable, accrued liabilities and customer deposits
                                                                                         1,997,474         447,756         496,491
                      Related party receivables                                               --           (82,644)        (36,282)
                                                                                      ------------    ------------    ------------

                      Net cash and cash equivalents used in operating activities        (7,333,087)     (5,527,044)       (444,378)

Cash flows from investing activities
        Acquisition of fixed assets, net of disposals                                     (648,985)     (1,782,659)       (677,163)
        Acquisition of intangible assets                                                  (218,507)     (1,843,525)        (50,000)
        Cash acquired through Forestay                                                        --               500            --
        Capital lease deposits                                                                --          (203,915)        (24,834)
                                                                                      ------------    ------------    ------------

                      Net cash and cash equivalents used in investing activities          (867,492)     (3,829,599)       (751,997)

Cash flows from financing activities
        Proceeds from issuance of common stock                                                --            75,000         601,295
        Proceeds of Millennium placement                                                 2,450,787           4,307            --
        Proceeds from issuance of preferred stock                                             --              --             2,925
        Proceeds from issuance of 1999 Class A Units                                          --         2,772,500         590,000
        Proceeds from issuance of 1999 Class D Units                                       326,086       8,773,941            --
        Proceeds from conversion of Class D Warrants                                     3,565,714            --              --
        Proceeds from issuance of 1999 Internal Warrants A
                                                                                              --              --               200
        Proceeds from exercise of stock options and sale of common stock to employees
                                                                                            31,932           3,550          27,000
        Proceeds from issuance of convertible debenture                                    400,000            --              --
        Payments on capital lease obligations                                             (543,762)        (55,347)           --
                                                                                      ------------    ------------    ------------

                      Net cash provided by financing activities                          6,230,757      11,573,951       1,221,420

Effect of the exchange rate changes on cash                                               (158,928)        (59,400)        (20,523)
                                                                                      ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                                    (2,128,750)      2,157,908           4,522

Cash and cash equivalents at beginning of year                                           2,162,430           4,522            --
                                                                                      ------------    ------------    ------------

Cash and cash equivalents at end of year                                              $     33,680    $  2,162,430    $      4,522
                                                                                      ============    ============    ============


Cash paid for:
  Interest                                                                            $    125,000    $      8,272    $      1,652
  Taxes                                                                               $       --      $       --      $       --

Non-cash disclosures:
  Additions to capital leases                                                         $    540,516    $  2,016,198    $       --
  Note issued in connection with asset acquisition                                    $       --      $       --      $     65,681

The accompanying notes are an integral part of these statements.

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Milinx Business Group, Inc. (Milinx - Delaware) was incorporated on December 10, 1998 in the state of Delaware as Milinx Marketing Group, Inc. and commenced its operations on February 10, 1999. Effective April 1, 1999, the Company formed a wholly-owned Canadian subsidiary, 580880BC Ltd. doing business as Milinx
Business Services, Inc. (Milinx - BC)to develop and market its product in Canada. Both companies have adopted June 30 fiscal year ends. Effective May 5, 1999, Milinx - Delaware changed its name to Milinx Business Group, Inc.

On December 9, 1999, through a transaction structured as a reverse acquisition, Milinx - Delaware acquired Forestay Corporation, a reporting company registered in Delaware. The Company elected successor status under Exchange Act Rule 12g-3(a) and became a reporting company effective February 15, 2000. The Company began trading in the OTC market on June 8, 2000.

Milinx Wireless, Inc. ("Milinx Wireless"), a subsidiary of Milinx, was incorporated in the State of Delaware on December 6, 2000. Milinx Wireless, Inc. was structured to facilitate the advancement of proprietary technology into global wireless development. As further discussed, the Company sold shares of Milinx Wireless as part of its Millennium units offering ("Millennium Offering") which resulted in immaterial amount of minority interest. Due to immateriality, it was not separately disclosed in the accompanying financial statements. Milinx Wireless has not yet commenced its operations.

ASP Technology One, Inc. ("ASP Techone") was incorporated in the State of Nevada on August 4, 2000, as a wholly owned subsidiary of Milinx Business Group, Inc. for the purposes of facilitating the sign-up of Resellers to market Milinx products and services and to act as the Application Service Provider (ASP) subsidiary of Milinx. ASP Techone has not yet commenced its operations.

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

Depreciation and amortization were computed using the straight-line method over the estimated useful life ranging as follows:

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

                             June 30, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

4.       Licenses
         --------

The Company capitalizes costs of software licenses acquired from third party vendors. Periodically, the Company evaluates its intangibles in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, to determine potential impairment.

Amortization was computed using the ratio of current users over the estimated total number of users during estimated useful life of each license. The estimated useful life was determined as the lesser of the license term or estimated life of the license and and ranged from 2 to 3 years.


5.       Loss per share
         --------------

Basic loss per share is based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding during the years ended June 30, 2001 and 2000, and the six months ended June 30, 1999 was 16,013,405, 8,972,958 and 2,656,040, respectively.
Diluted loss per share includes the effect of all potentially issuable common stock. Diluted loss per share for the years ended June 30, 2001 and 2000, and the six months ended June 30, 1999 equaled basic loss per share due to antidilutive effect of the potentially issuable common stock. As of June 30, 2001, there was no potentially issuable common stock.

6.       Translation Adjustments
         -----------------------

Milinx - BC's functional currency is the Canadian dollar. Translation adjustments resulting from the process of translating the subsidiaries financial statements into U.S. dollars for consolidation purposes is reported as a separate component of stockholders' equity.

7.       Comprehensive Loss
--------------------

The Company has adopted SFAS 130, Reporting Comprehensive Income. The statement requires inclusion of foreign currency translation adjustments, reported separately in stockholders' equity, in other comprehensive income. The Company had no other comprehensive loss items for the years ended June 30, 2001 and 2000 and the six months ended June 30, 1999. The Company's total comprehensive loss for the years ended June 30, 2001 and 2000, and the six months ended June 30, 1999 were $16,237,100, $6,695,852, and $864,773, respectively.

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

9.       New Accounting Pronouncements
         -----------------------------

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 will not have an impact on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have not been previously issued. The statement is required to be applied at the beginning of the entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The adoption of SFAS 142 will not have an impact on the Company's financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 will not have an impact on the Company's financial statements.

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000



10.      Reclassifications
         -----------------

Certain reclassifications have been made to prior period numbers to conform to current year classifications.



NOTE B - MANAGEMENT PLANS


The accompanying consolidated financial statements are prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company is unable to continue as a going concern.

In September 2001, the Company's current management team took over as part of a restructuring initiative. This management team assessed the business and financial position of the company and determined that the only viable alternative was to attempt to reorganize through a voluntary bankruptcy filing by its subsidiary, Milinx - BC. The proposed plan of reorganization will ultimately need to receive the support of its secured creditors and its unsecured creditors, who will meet to approve the plan. The plan must also be approved by the bankruptcy court. Milinx - BC bases its initiative on obtaining approval of a plan of reorganization, because its business model contemplates using two material assets of Milinx - BC.

On October 12, 2001, a Notice of Intention was filed with the Office of the Superintendent of Bankruptcy ("OSOB") in British Columbia, Canada. Milinx - BC has until December 24, 2001, to file a plan of reorganization with the OSOB. If the court accepts the plan of reorganization, the OSOB and Milinx - BC's unsecured creditors are notified of a meeting to consider the plan of reorganization. The meeting is to occur within 21 days of the filing of the plan of reorganization. If the plan receives approval by the creditors (which occurs if the plan receives the vote of a majority in number of the creditors filing a proof of claim and the vote of 66% of the dollar value of the claims), then the plan will be submitted to the court for its approval, which is to occur within 15 days. If Milinx - BC's general unsecured creditors and the court approve the plan, it becomes a contract between Milinx - BC and its general unsecured creditors, and the balance of debt is extinguished if Milinx - BC performs according to the plan.

The proposal must be attractive enough to the claimants that it secures the necessary votes for approval. The final amount of the claims that Milinx - BC will pay to its unsecured creditors will ultimately be determined if the creditors approve the plan of reorganization. Milinx's efforts are currently focused on developing the plan of reorganization. The opposing constraints on the plan are the resources available for payment of claims versus what enough claimants will find acceptable to approve the plan. Because of the uncertainty associated with both of these variables, Milinx cannot predict at this time the level of payments that the plan of reorganization will ultimately propose.

During the course of the reorganization, Milinx has been and will continue to pay continuing expenses of approximately $15,000 per month for the lease of the data center, in addition to other general and administrative costs. If the plan of reorganization is approved by the creditors and accepted by the court, Milinx will need to fund the balance of the debt under the plan of reorganization. There can be no assurance that Milinx's plan of reorganization will be approved by the creditors or by the court or that Milinx will be able to fund the debt. To obtain approval, Milinx will need to demonstrate to the creditors and the court that its plan is viable. If the plan is not approved or if it is approved and Milinx - BC does not perform according to its terms, Milinx - BC will be forced into an involuntary bankrutpcy.

During the year ended June 30, 2001, the Company raised an approximately $6,775,500 in equity capital and debt financing. Subsequent to June 30, 2001, the Company raised $300,000 through a series of private placements of convertible debentures bearing 12% interest rate. Each debenture also had five shares of the Company's voting common stock for each dollar loaned the Company. The Company is currently in the process of raising additional funds through similar financing arrangements.

The Company's negative cash flow from operations is expected to continue and could accelerate in te foreseeable future. The Company does not expect that its existing capital resources will be adequate to satisfy the requirements of its current and planned operations during fiscal year 2002. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funding through public or private equity or debt financing. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for
completing   and  marketing  its  technology  and  the  success  of  its  future operations.

Continuing as a going on a going concern basis is dependent upon, amongst other things, Milinx - BC's formulation of an acceptable plan of reorganization, the Company's success of future business operations, and the generation of sufficient cash from operation and financing sources to meet its obligations. Other than recognizing impairment losses of its long-lived assets, the Company's consolidated financial statements do not reflect: (a) the realizable value if assets on liquidation basis or their availability to satisfy liabilities;(b) aggregate pre-petition liabilities amounts that may be allowed for claims or contingencies, or their status and priority; (c)the effect of any changes to the Company's capital structure or in its business operations as a result of the proposed reorganization; or (d) adjustments to the carrying value of the assets or liability amounts that may be necessary as the result of actions by the OSoB.

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000


NOTE C - PROPERTY AND EQUIPMENT

As of June 30, the following is a composition of the Company's property and equipment:

                                                        2001          2000
                                                     ----------   -----------

Computer hardware and telecommunication  equipment
                                                     $  884,694   $2,763,822
Computer software                                        95,646      395,461
Furniture and fixtures                                    6,571      259,707
Leasehold improvements                                  113,315      625,729
                                                     ----------   ----------
                                                      1,100,226    4,044,719
Accumulated depreciation and amortization
                                                           --        472,551
                                                     ----------   ----------

                                                     $1,100,226   $3,572,168
                                                     ==========   ==========

Continuous losses, failing business model and additional uncertainties triggered by the general state of the economy indicated potential impairment of the Company's property and equipment. In accordance with SFAS 121, the Company wrote its property and equipment down to their fair value by utilizing an independent third party appraiser who used the cost approach as the primary method in estimating the fair market value of a 100 percent common stock interest in the Company. The Cost approach is based on the principle that a buyer would not pay more for the property and equipment than what it would cost to create an entity of equivalent utility. The application of this approach involves estimating the replacement cost of the entity. This is typically accomplished by adjusting all assets and liabilities, tangible and intangible, to fair market value, with the net asset value, assets minus the liabilities, serving to indicate the value of the entity's equity. As a result of the valuation and its analysis, the Company recorded an impairment loss of $2,042,261.

The Company also incurred an abandonment and theft losses of $169,700 related to abandoned and misplaced office equipment and leasehold improvements originally located at the Company's previous corporate headquarters that it was forced to vacate in June 2001 due to the rent delinquency.


NOTE D - RELATED PARTY TRANSACTIONS

The Company's majority stockholder and President has a controlling interest in the following companies: Milinx Marketing Group, Inc. (Texas), Milinx Marketing Group, Inc. (British Columbia), Milinx Management Corporation, Credit Assure International, Inc., Assured Card Corporation (currently inactive).

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

                             June 30, 2001 and 2000


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

NOTE E - LICENSES

The Company entered into a licensing agreement with Intraware, a partner of the SUN/Netscape Alliance (iPlanet) on April 27, 2000. This licensing provided for 500,000 seats of SUN/Netscape Alliance software for Virtual Office and Unified Messaging and 500,000 seats of U-Force Unified Messaging. The total cost of $1,695,115 for this licensing was paid prior to June 30, 2000, except for two payments of $146,730, which were included in the accounts payable at June 30, 2000. In addition, during the year ended June 30, 2000, the Company entered into several other licensing agreements for use in its Data Center, at a total cost of $341,870. The licensing was to be amortized based on the number of seats in use. As of June 30, 2000, the Data Center were not fully operational and, thus, no amortization was recognized for the year ended June 30, 2000.

Continuous losses, failing business model and additional uncertainties triggered by the general state of the economy indicated potential impairment of the Company's licenses. At March 31,2001 and then June 30, 2001, the Company conducted an impairment analysis in accordance with the SFAS No. 121 and wrote off $1,318,787, representing the remaining an unamortized balance of the capitalized license costs.


NOTE F - ACCRUED LIABILITIES

Accrued liabilities are comprised of the following as of June 30:

                                         2001         2000
                                      ----------   ----------
Compensation                          $  512,447   $   14,029
Legal fee                                387,544         --
Employee benefits and payroll taxes      260,369       70,848
Commissions                                 --        135,187
Others                                   296,008       59,694
                                      ----------   ----------
                                      $1,456,368   $  279,758
                                      ==========   ==========

NOTE G - CONVERTIBLE DEBENTURE

On November 9, 2000, the Company sold a $444,4444 convertible debenture to a unrelated third party for net proceeds of $400,000. The debenture was to mature on March 31, 2001, with 12% interest and was convertible upon demand into shares of the Company's common stock at $3.00 per share. Based on the November 9, 2001 opening price of the Company's stock, there was no value to the beneficial conversion feature associated with the debenture. The $44,000 premium paid on the debenture, was amortized as an additional interest expense.

On December 29, 2000 the holder of convertible debentures called the outstanding principal balance by providing the Company with a thirty-day notice.
The Company is currently in a default on the debenture. As of June 30, 2001, the outstanding principal balance was $444,444. In addition, accrued interest expenses include $35,556 of unpaid interest.

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000



NOTE H - STOCKHOLDERS' EQUITY

The Company has the following types of securities authorized and outstanding:

Common Stock - $0.001 par value, 210,000,000 shares authorized.

Preferred Stock - 100,000,000 shares of preferred stock authorized and designated into series as follows: Series A $0.001 par value, 10% non-cumulative, voting, convertible preferred stock - 15,000,000 shares authorized. Series A preferred stockholders are entitled to a non-cumulative 10% cash dividend. Each share has a $.32 liquidation preference in addition to any declared and unpaid dividends outstanding at the time of liquidation (up to $.32 of accumulated dividends per each Series A preferred share). Each preferred stockholder is entitled to a number of votes that equals twice the number of common shares into which said Series A preferred stock may be converted but no less than six votes for each Series A preferred share. General conversion provisions entitle each preferred share to be converted into three common stock shares. The agreement also has variable conversion provisions designed to prevent dilution of the preferred stockholders' position. No shares can be converted during the twelve months following issuance. The agreement also contains automatic conversion provisions at the election of the Company. At June 30, 2001 and 2000, the conversion ratio of Series A preferred stock into common stock was 1:3. See note M for subsequent amendments to Series A preferred.


Series B no par value voting, convertible preferred stock - 10,000,000 shares authorized. Each share of Series B preferred stock has a $2.00 liquidation preference. Each preferred stockholder is entitled to a number of votes that equals the number of common shares into which said Series B preferred stock may be converted. General conversion provisions entitle each preferred share to be converted into one common stock share. The agreement also has variable conversion provisions designed to prevent dilution of the preferred stockholders' position. No shares can be converted until after December 31, 1999. The agreement also contains automatic conversion provisions at the election of the Company. At June 30, 2000, the conversion ratio of Series B preferred stock into common stock was 1:1. All Series B preferred shares were converted into common shares during the year ended June 30, 2001.

Series C $0.001 par value, 10% non-cumulative, voting, convertible preferred stock - 10,000,000 shares authorized. Series C preferred stockholders are entitled to a non-cumulative 10% cash dividend. Each share of Series C preferred stock has a $1.00 liquidation preference less accumulated total dividends paid up to the time of liquidation. Each preferred stockholder is entitled to a number of votes that equals the number of common shares into which said Series C preferred stock may be converted. General conversion provisions entitle each preferred share to be converted into one common stock share. The agreement also has variable conversion provisions designed to prevent dilution of the preferred stockholders' position. The agreement also contains automatic conversion provisions at election of the Company. At June 30, 2001 and 2000, the conversion ratio Series C preferred stock to common was 1:1.

In respect to the anti-dilution conversion provisions of the Series A and C Convertible Preferred Stock, triggered by the sales of Millennium Units at $2 per share and non cash deemed dividends of $1.7 million was recongized for the year ended June 30, 2001.

Of the authorized preferred stock, 65,000,000 shares have not yet been designated to a Series.

Warrants - As of June 30, 2001 and 2000 the Company has authorized the following warrants:

     1999 Internal Warrant A, 900,000 warrants authorized These warrants are exchangeable for common shares at $4.50 per share until January 31, 2002. As of June 30, 2001 and 2000, 900,000 1999 Internal Warrants A were issued and outstanding.

     1999 International Warrant A, 840,625 warrants authorized These warrants are exchangeable for common shares at $2.00 per common share until
     September   30,  2000.  As  of  June  30,  2000  there  were  840,625  1999
     International Warrants A issued and outstanding. All warrants were converted into common shares during the year ended June 30, 2001.

     1999 Internal Warrant B, 650,000 warrants authorized These warrants are exchangeable for Series A Preferred shares at $6.00 per share until March 31, 2005. At June 30, 2000, there were 650,000 1999 Internal Warrant B issued and outstanding.

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 2000 and1999

NOTE H - STOCKHOLDERS' EQUITY - Continued

     Class D Warrants, 5,000,000 warrants authorized These warrants were exchangeable for common shares at $2.00 per common share until November 15, 2000. During the years ended June 30, 2001 and 2000, 1,182,256 and 1,312,206 Class D warrants, respectively, were issued through a conversion of Class D units. During the years ended June 30, 2001 and 2000, 1,782,857 and 37,500, respectively of Class D warrants were converted into common shares. The remaining warrants expired unexercised on November 15, 2000.

     Units - the Company authorized the following types of hybrid securities:

          1999 Class C Units, 10,000,000 authorized These units have a right to purchase one Series B preferred share, 1/2 Class A Warrant, and 1/2 Class B Warrant at a nominal amount at $0.001002. At June 30, 2000 there were no Class C Units issued.

          1999 Class D Units, 10,000,000 authorized These units have a right to purchase one Series C preferred share and 1/2 Class D Warrant at a nominal amount of $0.001001. At June 30, 2000, there were 2,364,511 Class D units outstanding all of which were converted during the year ended June 30, 2001.

          Millennium Units

          From January through June 2001 the Company sold 1,435,213 "Millennium" units, consisting of four common shares of Milinx Business Group, Inc. and Milinx Wireless, Inc. at a price of $2.00 per unit. Each unit consists of four common shares of Milinx and 8 common shares of Milinx Wireless. For the first $7,000,000 in gross proceeds received, an additional bonus share of Milinx Wireless was be issued to each subscriber.

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

         Warrants

         On May 25, 1999, 900,000 1999 Internal Warrant A were privately issued to a consultant and the Company's legal counsel. These warrants were exercisable immediately at $7.50 per common share until January 31, 2003. The warrants were issued for cash proceeds of $200. On May 10, 2000, the Board authorized reduction of the warrant's exercise price to $4.50 and amended the expiration date to January 31, 2002. In connection with this modification, the Company recorded $108,000 in additional consulting and legal expenses. The amount was computed using the Black-Scholes pricing model with a risk free rate of 5.67%, 83% volatility, 0% dividend rate and estimated remaining life of 1.6 years. As of June 30, 2001, none of the warrants have been exercised.

         On July 25, 1999, 650,000 1999 Internal Warrant B were issued to two directors. These warrants are vested immediately and exercisable at $6.00 per Series A preferred share until March 31, 2005. As of June 30, 2001 and 2000, no warrants have been exercised.

          On December 9, 1999, a new director was awarded 90,000 common stock warrants to be vested quarterly over a two year period and exchangeable into common shares at an exercise price of $7.50 per share until December 31, 2002. On May 10, 2000, the Board authorized the reduction of the warrant's exercise price to $4.50, the increase of the number of warrants to 180,000 and to decrease the exercise period to January 31, 2002. Due to value of the stock declining substantially subsequent to May 10, 2000 remeasurement, variable accounting required under FIN 44 had no effect on the accompanying financial statements. As of June 30, 2001 and 2000, no warrants have been exercised.

          On May 10, 2000, the Company granted 100,000 fully vested common stock warrants, with an exercise price of $4.50 as an additional compensation for legal services performed. The warrants expire January 31, 2001 and were valued using the Black - Scholes pricing model with a risk free rate of 5.67%, 83% and 0% volatility and dividend rate, respectively, and estimated life of approximately 0.7 years. In connection with this transaction the Company recorded $14,000 in additional legal fees. As of June 30, 2001 and 2000, no warrants have been exercised.

As of June 30, 2001 and 2000, there were 250,000 in outstanding common stock warrants originally issued in December 1999 in connection with the Forestay acquisition. The warrants are exercisable at $4.00 per share and expire on December 9, 2004.

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

NOTE I- STOCK OPTIONS

1999-7 Employee Stock Option Plan
On July 14, 1999, the Directors approved the creation of the 1999-7 Employee Stock Option Plan (the Plan) to replace the Employee-Associates Incentive Warrant Plan. Under this plan, the Company may grant up to 4,000,000 options (Rule 701) to employees to acquire one common share per option of the Subsidiaries at an exercise price of $0.002 to $2.00 per share commencing December 31, 1999 and expiring March 31, 2005. After November 4, 1999 reverse stock split, each option is now convertible into 1/2 share of the Company's common stock. On November 10, 1999, the number of options under this plan was increased to 6,000,000.

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

Due to the exercise price of the time vested options being below fair value of the Company's stock on the date of grant, in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, the Company recorded $1,421,461 in deferred compensation. This deferred compensation is to be amortized over the vesting period of the underlying options. During the year ended June 30, 2000, the Company recorded $318,835 in amortization related to the options vested through June 30, 2000. During the year ended June 30, 2001, employees exercised 558,500 options for total proceeds to the Company of $31,931 and forfeitured all but 250,000 of the remaining options (due to termination of all of the Company's workforce). The net affect of APB 25 adjustments related to options vested and exercised during the year ended June 30, 2001 and options forfeitured, was $36,744.

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

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000



NOTE I - STOCK OPTIONS - Continued

Summary of stock option activities
The following is a summary of the employee stock option information for the year ended June 30, 2001 and 2000 (all option information has been adjusted for the November 1999 reverse stock split).


                                                                Weighted Average
                                                  Shares          Exercise Price
                                              -------------    -----------------

    Options outstanding at June 30, 2000       4,448,250         $        -

       Options granted                                 -               1.81
       Options forfeitured                     (3,639,750)               1.81
       Options exercised                         (408,500)              0.66
                                              -------------    -----------------

    Options outstanding at June 30, 2001       400,000         $     2.00

    Number of options available for grants     2,551,750

The weighted-average fair value of the options granted during the year ended June 30, 2000 was $1.28.

The Company granted no employee stock options during the year ended June 30, 2001.


The following table summarizes information about options outstanding at June 30, 2000.

                                           Options Outstanding                                  Options Exercisable
                        -----------------------------------------------------------    ---------------------------------------
                                              Weighted           Weighted -
                                              Average             Average
     Range of               Number         Exercise Price        Remaining               Number          Weighted Average
  Exercise Prices        Outstanding           Price           Contractual Life        Exercisable         Exercise Price
--------------------    ---------------    ----------------   ---------------------    -------------    ----------------------
   $2.00                   250,000              $2.00                 0.58                  250,000            $2.00



                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

NOTE I - STOCK OPTIONS - Continued

The Company accounts for its stock-based compensation plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee during the year ended June 30, 2000, has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.67%, dividend yield 0%, volatility of 83%, and expected lives of approximately 4 to 5 years. Based on the computed option values and the number of the options issued, had the Company recognized compensation expense, the following would have been its effect on the Company's net loss:

                               Year ended
                              June 30, 2000
                            -----------------
     Net loss
---------------------
As reported                 $     6,636,452
Pro forma                         8,033,231

Loss per share
---------------------
As reported                 $        (0.74)
Pro forma                            (0.90)

For the year ended June 30, 2001, there was no material pro forma effect of the stock options on the consolidated financial statements due the offsetting effect of forfeitures.

On April 20, 1999, 200,000 options were granted (under Rule 701) to four of the Company's non-employee sales associates permitting the purchase of common shares at $2.00 per share effective July 15, 1999 and expiring on March 31, 2001. Using an option valuation model, fair value of the options at the date of grant was determined to be negligible due to low stock volatility and options being "out of the money" at the date of grant. All options were forfeitured during the year ended June 30, 2001.

NOTE J - INCOME TAXES

The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS No. 109). Milinx - Delaware is primarily a United States taxpayer, while Milinx - BC primarily files in Canada. The income tax provisions reconciled to the tax computed at the statutory federal rate for the year ended June 30, 2001 and 2000 were:


                                        2001                  2000
                                ---------------------  ---------------------

Tax benefit at statutory rate   $ (5,545,810)          $        (2,256,393)
Permanent differences                 11,148                        11,461
Canadian tax rate differences           -                         (669,691)
Increase in valuation             (1,266,500)
allowance                          6,801,162                     2,914,623
                                ---------------------  ---------------------

Total                           $             -        $             -
                                =====================  =====================

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

NOTE J - INCOME TAXES - continued


The components of deferred taxes are as follows at June 30, 2001 and 2000:

                                        2001                   2000

                                ---------------------  ---------------------

Deferred tax asset:
    Net operating loss
  carryforward                  $    8,191,498        $   3,188,633
    Depreciation                       626,239            (169,085)
    Stock options and
      warrants                          12,493             149,884
    Organization costs                       -              29,087
    Impairment of fixed assets       1,094,728
    Loss on theft and
      abandonment of fixed assets       57,698
    Other                               24,485                7,460
    Valuation allowance             (10,007,040)          (3,205,979)
                                ---------------------  ---------------------

                                $            -         $            -
                                =====================  =====================


The Company has established the above valuation allowances as of June 30, 2001 and 2000 and due to uncertainty of future realization of deferred tax assets. Total valuation allowance increased by $6,801,162 from June 30, 2000 to June 30, 2001, primarily due to current year temporary differences. At June 30, 2001, the Company has $24,100,000 in net operating loss carryforwards for federal income tax purposes available to offset future income which expire in 10 to 20 years. Potential changes, if any, in the company's ownership could result in limitations on the use of its net operating loss carryforwards.


NOTE K - COMMITMENTS AND CONTINGENCIES

1.       Operating Lease

The Company has obligations under a long term, non-cancelable operating lease for premises. This lease expires October 2004. The aggregate future minimum payments are as follows:

            Year ending June 30,

                    2002                               $ 152,000
                    2003                                 152,000
                    2004                                 152,000
                    2005                                  51,000
                                           ----------------------

Total minimum lease payments                           $ 507,000
                                           ======================

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

NOTE K- COMMITMENTS AND CONTINGENCIES - continued

Consolidated rent expenses for the years ended June 30, 2001 and 2000 and the six months ended June 30, 1999, were approximately $569,000, $287,000 and $32,000, respectively.

2.       Capital Leases

In connection with the opening of its Data Center, the Company entered into several capital lease agreements ranging in duration from two to three years. As of June 30, 2001, the future minimum lease payments under these agreements are as follows.

            Year ending June 30,

                    2002                         $      1,781,093

   Less: interest (at 12%)                                222,415
                                                 ------------------

Present value of capital lease obligations              1,558,678

Current portion of capital lease obligations            1,558,678
                                                 ------------------


As of June 30, 2000, the capitalized cost of equipment under capital leases was approximately $597,000, which represented its net realizable value computed in accordance with SFAS 121 (see note C for additional information).

Subsequent to June 30, 2001, the Company entered into settlement agreements with two lessors resulting in temporary deferral of principal payments on three leases and cancellation of the other one. 23

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

NOTE K - COMMITMENTS AND CONTINGENCIES - continued

3.       Employment Agreements

At  June  30,  2000,  the  Company  has  employment  contracts  with  two of its
officers/directors   requiring  monthly  compensation  payments  of  $17,250  in aggregate and expiring on December 9, 2002. Total payments due are as follows.

         Year ending June 30,

                 2002                            120,000
                 2003                             30,000
                                             -------------

                                             $   150,000
                                             =============


Total unpaid compensation under contracts as of June 30, 2000 and 1999, were $ 40,000 and $ 7,590, respectively and was included in accrued liabilities in the accompanying consolidated balance sheet.


On August 16, 2001, the Company entered into an employment agreement with its new officer and Board member. The agreement expires on August 17, 2003 and entitles the executive to $40,000 in compensation on or prior to October 17, 2001, and then an annual compensation of $250,000. The agreement also calls for a $150,000 performance bonus upon achievement of specific milestones. In addition to the aforementioned compensation, fringe benefits, and expense reimbursement, the employee was granted 1,000,000 stock options exercisable through August 16, 2004 at $0.10 per share.

4.Legal

 On April 6, 2001 Milinx Business Group and Milinx Business Services filed a Writ of Summons in the Supreme Court of British Columbia against Sun Microsystems, Inc., Netscape Communications Canada, Inc., Netergy Networks, Inc. Intraware Canada, Inc. and Burntsand Inc. claiming for damages in excess of $10,000,000 Canadian dollars for misrepresentations and breach of contract. Sunrise International Leasing Corporation (with all correspondence under the SUN Microsystems letterhead) filed a Summons and Complaint in the State of Minnesota, County of Hennepin against Milinx Business Group and Milinx Business Services, for two Counts, Breach of Equipment Lease by Services: in excess of $50,000 in damages and immediate possession of equipment and Breach of Lease Guaranty by Group: in excess of $50,000 damages and seizure of equipment. Milinx takes the position that this is in reaction to the Writ of Summons issued in the Supreme Court of British Columbia and therefore the jurisdiction and claim should be part of and in the same jurisdiction of British Columbia. These suits have been settled pending payment of certain sums by the defendants with mutual releases executed by all parties.

After reaching an out of court settlement with Milinx Business Services on April 18, 2001, Tantalus Communications Inc. filed a Notice of Discontinuance, releasing Milinx Business Services from further action. Milinx Business Services was not required to pay any more than the invoices outstanding before their claim.

On October 4, 2000, three former employees of Milinx Business Services advanced separate actions in the British Columbia Supreme Court against Milinx Business Services alleging breach of their employment severance agreements and claiming unspecified damages. One of the claimants has since discontinued the action against Milinx Business Services and Employment Standards has dismissed a vacation wage claim of one of the two remaining employees. The proposed plan of reorganization will address these remaining claims.

There are numerous unsecured creditors of Milinx Business Services who have filed suit or threatened actions against Milinx Business Services. These matters will be resolved in the reorganization plan to be approved by the court.

To the knowledge of the officers and directors of Milinx, there are no other pending legal proceedings or litigiation and none of its property is the subject of a pending legal proceeding. Further, Milinx's officers and directors know of no legal proceedings against Milinx or its property contemplated by any governmental authority other than the Canadian government's claim for wages, payroll taxes and accrued vacation discussed under note L.

From time to time, the Company is a party to various legal proceedings incidental to its business. The Company believes that none of the other presently pending legal proceedings will have a material adverse effect upon its consolidated financial position, results of operations, or liquidity.

NOTE L - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)



Year ended June 30, 2001

                                                             Quarter
                                             1st           2nd           3rd              4th
                                    -----------    -----------    -----------   -------------
Net sales                           $    87,689    $    23,794    $   165,031    $    14,979
Gross loss                              (60,548)      (105,469)        52,362        106,367

Net loss from operations             (3,484,588)    (3,565,444)    (3,529,870)    (9,028,140)
Net loss per common share - basic
  and diluted                      $     (0.27)   $     (0.21)    $     (0.18)


Year ended June 30, 2000
                                                             Quarter
                                             1st           2nd           3rd              4th
                                    -----------    -----------    -----------   -------------
Net sales                           $    45,971    $    53,839    $    56,926    $    40,457
Gross profit                            (54,686)        (5,936)       (56,277)       (51,357)

Net loss from operations             (1,126,559)    (1,550,732)    (1,580,343)    (2,378,818)
Net loss per common share - basic
  and diluted                             -0.13          -0.17    $     (0.17)   $     (0.25)


Six months ended June 30, 1999

                                                             Quarter
                                             1st           2nd           3rd              4th
                                    -----------    -----------    -----------   -------------
Net sales                                  N/A           N/A        $  16,740    $  26,684
Gross profit                               N/A           N/A             (870)      (3,818)

Net loss from operations                   N/A           N/A          153,316      690,934
Net loss per common share - basic
  and diluted                              N/A           N/A       $   (0.02)   $   (0.08)



NOTE M - SUBSEQUENT EVENTS

The Government of Canada through the divisions of Revenue Canada and Employment Standards have filed superpriority liens against the Company and certain directors and officers for unpaid employee wages, payroll taxes, accrued vacation and severance pay. The Company has recorded these claims, totaling an approximately $750,000, in accrued liabilities. The amount in question is in dispute and the Company has an appeal filed to determine the correct amount owing. The claims will be addressed in the pending reorganization and it is the intention of the company to meet its obligations as confirmed by the plan. If the Company cannot confirm the plan the superpriority claim would allow the Government to execute on its lien against the assets of the Company.

On August 27, 2001, the Company approved the issuance pending a registration of 3,033,670 shares of its voting common stock to be issued to trade vendors (and two of the Company's officers) in lieu of payments for services previously rendered. The shares are to be issued subsequent to aplanned S-8 registration with the Securities and Exchange Commission.

On September 29, 2001, the Company granted 2,500,000 stock options to its president and two executive officers. The options are exercisable at $.10 per share until September 29, 2004 and vest as follows: 40% of each grant - on November 29, 2001 and then 60% equally over the next ten months.