Form 10-Q
period 2001-09-30
MILINX BUSINESS GROUP INC
filed 2001-12-21
CIK 1088815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2001
                               --------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from              to
                               -------------   ---------------

Commission file number:  000-26421
                        ------------



                           Milinx Business Group, Inc.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                      91-1954074
           -------------------                              --------------
      (State or other jurisdiction of                      (I.R.S. Employer
              organization)                               Identification No.)


        1037 Yorkshire Pl.
        Danville, California                                      94506
    --------------------------------------                ----------------------
   (Address of principal executive offices)                     (Zip Code)

                                 (925) 736-7111
                             ------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: As of December 20, 2001, the Issuer had 26,318,067 shares of common stock, par value $0.001, issued and outstanding.



                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS............................................ 1
                  Balance Sheets.................................................. 1
                  Statements of Operations........................................ 2
                  Statements of Cash Flows........................................ 3
                  Notes to Financial Statements................................... 4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS....................................... 7

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......11


PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS...............................................11

         ITEM 2(C).  CHANGES IN SECURITIES AND USE OF PROCEEDS....................12

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................12

         ITEM 5.  OTHER INFORMATION...............................................12

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................12

SIGNATURES .......................................................................14


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  MILINX BUSINESS GROUP, INC. and SUBSIDIARIES
                          Consolidated Balance Sheets


                                               September 30, 2001  June 30, 2001
         ASSETS                                    (Unaudited)

CURRENT ASSETS
Cash                                              $     38,523     $     33,680
Receivables-Goods and services tax                      33,629           35,039
Security deposits                                         --                 75
Prepaid rent and other                                  50,725            5,355
                                                  ------------     ------------
         Total current assets                          122,877           74,149

PROPERTY AND EQUIPMENT, net                            883,575        1,100,226

OTHER ASSETS
         Capital lease deposits                         10,146           10,571
                                                  ------------     ------------
                                                  $  1,016,598     $  1,184,946
                                                  ============     ============
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                  $  1,061,860     $  1,582,188
Accrued liabilities                                  1,537,334        1,456,368
Due to Milinx Management Corporation                     3,586            3,586
Capital lease obligations -- current portion         1,588,678        1,588,678
Notes payable, net of unamortized discount             488,621          444,444
                                                  ------------     ------------
         Total current liabilities                   4,680,079        5,075,264

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON SHARES                               480,551             --

STOCKHOLDERS' EQUITY

Series A preferred stock                                 3,675            3,675
Series C preferred stock                                   117            1,016
Common stock                                            23,977           23,078
Shares subscribed                                      161,304           10,000
Additional paid in capital                          21,926,229       21,803,465
Accumulated deficit                                (26,020,840)     (25,492,701)
Accumulated other comprehensive deficit               (147,953)        (238,851)
                                                  ------------     ------------
                                                    (4,144,032)      (3,890,318)
                                                  ------------     ------------
                                                  $  1,016,598     $  1,184,946
                                                  ============     ============


The accompanying notes are an integral part of these statements.

                  MILINX BUSINESS GROUP, INC. and SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (unaudited)


                                                         Three months ended
                                                            September 30

                                                        2001            2000
                                                    (Unaudited)     (Unaudited)

Net Sales                                           $       --     $     87,689

Cost of Sales                                               --          148,237
                                                    ------------   -------------
Gross Profit (loss)                                         --          (60,548)

Selling, General and Administrative expenses             511,545      3,373,528

Other expenses (income)
         Interest                                         66,548         50,173
         Gain on sale of property and equipment          (49,954)           339
                                                    ------------   -------------
                                                          16,594         50,512

Net Loss                                            $    528,139   $  3,484,588
                                                    ============   =============
Net Loss per Common Share - Basis and Diluted       $       0.02   $       0.27
                                                    ============   =============
Weighted average common shares outstanding            25,370,902     12,801,315
                                                    ============   =============



The accompanying notes are an integral part of these statements.



                                  MILINX BUSINESS GROUP, INC. and SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (unaudited)

                                                                                      Three months ended
                                                                                           September 30

                                                                                     2001              2000
                                                                                  (Unaudited)       (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss                                                                        $  (528,139)     $(3,484,588)
  Adjustments to reconcile net loss to net cash used
    in operating activities
         Depreciation and amortization                                                162,755          388,660
         Loss on property and equipment disposal                                       48,894             --
         Amortization of beneficial conversion feature                                  5,481             --
         Stock option issued for employee and consulting services                      32,223             --
         Shares issued for services                                                    31,377             --
         Employee stock option compensation                                              --            263,136
         Changes in assets and liabilities
                  Receivables                                                           1,410         (150,545)
                  Security deposits and prepaid expenses                               (4,247)         (84,026)
                  Accounts payable, accrued liabilities and customer deposits          41,189            1,850
                                                                                  ------------     ------------
                  Net cash used in operating activities                              (209,057)      (3,065,513)


CASH FLOWS FROM INVESTING ACTIVITIES
  Disposal (purchase) of property and equipment, net                                    5,002         (788,961)
  Acquisition of licenses and trademarks                                                 --           (217,752)
                                                                                  ------------     ------------
                  Net cash provided (used) in investing activities                      5,002       (1,006,713)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                                 --            181,788
  Proceeds from conversion of D warrants                                                 --          3,499,748
  Proceeds from issuance of notes payable                                             118,000             --
  Proceeds from conversion of Class D Units                                              --            325,970
  Proceeds from exercise of stock options                                                --              2,798
  Payments on capital lease obligations                                                  --           (219,394)
                                                                                  ------------     ------------
                  Net cash provided by financing activities                           118,000        3,790,910

Effect of the exchange rate changes on cash                                            90,898          (66,748)

Net increase (decrease) in cash and cash equivalents                                    4,843         (348,064)

Cash and cash equivalents at beginning of the period                                   33,680        2,162,430
                                                                                  ------------     ------------
Cash and cash equivalents at end of the period                                    $    38,523      $ 1,814,366
                                                                                  ============     ============
SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES

  Reduction of liabilities in exchange for redeemable
    common shares                                                                     480,551             --
  Property acquired under capital leases                                                 --            334,863
                                                                                  ------------     ------------
                                                                                  $   480,551      $   334,863
                                                                                  ============     ============

The accompanying notes are an integral part of these statements.


                  MILINX BUSINESS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  FINANCIAL STATEMENTS

The unaudited, consolidated financial statements of Milinx Business Group, Inc.(the "Company" or "Milinx"), and its subsidiaries, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements of the Company reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2002. The Company was incorporated on December 10, 1998 and commenced its operations on February 10, 1999. This Form 10-Q should be read in conjunction with the Form 10-K, as amended, that includes consolidated financial statements for the year ended June 30, 2001, 2000 and the six months ended June 30, 1999.

NOTE 2. LOSS PER SHARE

Basic and diluted loss per share is based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding during the three months ended September 30, 2001 and 2000, was 25,370,902 and 12,801,315, respectively. Diluted loss per share includes the effect of all potentially dilutive common stock equivalents. Diluted loss per share for the three months ended September 30, 2001 and 2000, equaled basic loss per share due to the anti-dilutive effect of the common stock equivalents.

NOTE 3.  COMPREHENSIVE INCOME

The Company has adopted SFAS 130, Reporting Comprehensive Income. The statement requires inclusion of foreign currency adjustments, reported separately in stockholder's equity as other comprehensive income. The Company's total comprehensive loss for the three months ended September 30, 2001 and 2000 was $528,139 and $3,484,588, respectively.

NOTE 4.  MANAGEMENT PLANS

The Company's negative cash flow from operations is expected to continue through at least the third quarter of the 2002 calendar year. Until subscription and product revenues exceed cash operating expenditures, substantial additional equity capital will have to be raised to fund capital expenditures and operations.

For the quarter ended September 30, 2001, the Company raised, in a private offering, a total of $118,000 in debt which included the promise to issue 791,000 shares of the Company's common stock. This offering provided for repayment terms in 120 days and had interest of twelve percent. In addition the Company must issue another 27,000 shares of the Company's common stock due to non repayment of one of the borrowings by December 15, 2001.

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

The Company plans to conduct a private equity offering to raise $5 million. Based on management's estimates this amount of funding could allow the Company to conduct its operations until achieving positive cash flow from operations by the fourth quarter of calendar 2002. There is no assurance, however, that these funds will be available or will be available on terms acceptable to the Company.


NOTE 5.  CONTINGENCIES

On April 6, 2001 Milinx Business Group and Milinx Business Services filed a Writ of Summons in the Supreme Court of British Columbia against Sun Microsystems, Inc., Netscape Communications Canada, Inc., Netergy Networks, Inc. Intraware Canada, Inc. and Burntsand Inc. claiming for damages in excess of 10,000,000 Canadian dollars for misrepresentations and breach of contract. Sunrise
International Leasing Corporation (with all correspondence under the SUN Microsystems letterhead) filed a Summons and Complaint in the State of Minnesota, County of Hennepin against Milinx Business Group and Milinx Business Services, for two Counts, Breach of Equipment Lease by Services: in excess of $50,000 in damages and immediate possession of equipment and Breach of Lease Guaranty by Group: in excess of $50,000 damages and seizure of equipment. Milinx takes the position that this is in reaction to the Writ of Summons issued in the Supreme Court of British Columbia and therefore the jurisdiction and claim should be part of and in the same jurisdiction of British Columbia. These suits have been settled pending payment of certain sums by the defendants with mutual releases executed by all parties. The basic terms for settlement of the included forgiveness of $200,000 in outstanding liabilities, cash payments to the Company of $242,000, return of certain equipment, a restructuring of the leases resulting in monthly payments of $50,000 starting March 2002, and cash payments of $50,000 payable over six months starting February 2002.

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

On August 15, 2001, the Government of Canada, through the divisions of Revenue Canada and Employment Standards filed superpriority liens against the Company and certain directors and officers for unpaid employee wages, accrued vacation, payroll taxes and severance pay. The Company has recorded these claims, totaling $740,000, in accrued liabilities. The amount in question is in dispute, and the Company has filed an appeal to determine the correct amount owing. The claims will be addressed in the pending reorganization, and it is the intention of the Company to meet its obligations as confirmed by the plan. If the Company cannot confirm the plan, the superpriority claim would allow the Government to execute on its lien against the assets of the Company.

To the knowledge of the officers and directors of Milinx, there are no other pending legal proceedings or litigation and none of its property is the subject of a pending legal proceeding. Further, except as discussed above, Milinx's officers and directors know of no legal proceedings against Milinx or its property contemplated by any governmental authority.

From December 2000 to June 2001, the Company conducted an offering of its Millenium offering (see 2001 Form 10-K) Some of the sales may have been made in violation of the Act, creating liability under the Act. The Company believed that the sales were exempt from registration under the Act, but facts recently coming to its attention created uncertainty whether the exemption was fully complied with. If a court were to determine that the exemption had not been fully complied with, the Company's maximum possible liability would be $306,000, plus statutory interest. The Company would vigorously defend any assertion by investors that it had not complied with the exemption and would seek contribution from third parties the Company believes to be responsible for the potential violations.

NOTE 6.  OTHER

As of the date of this filing, Milinx Business Services, Inc. is not current on its capital lease payments. The leases were between seven and ten months past due as of September 30, 2001. As of the date of this filing, the past due amount reflects from nine to twelve months of past due payments. Due to the aforementioned events of default, the Company classified all capital lease liabilities as current for financial statement presentation purposes.

On August 27, 2001, the Company issued 3,203,670 common shares to various trade creditors of the Company as tentative payment of the liabilities due to them as of the date of this issuance. The Company has a right to redeem these shares and pay off the underlying liabilities. In addition, if proceeds from the sale of the stock is less than the indebtedness of the Company or if such stock remains unsold and the Company has funds to pay such indebtedness, it may complete such payments and cancel the remaining shares. If any shares are sold at or below $.15, then reduction of indebtedness shall be calculated at $.15 per share sold. If shares are sold at greater than $.15 per share, the actual proceeds will be applied toward the original liability amount. The Company recorded shares issued on connection with this transaction outside of its permanent stockholders equity at the amount equal to the original liabilities to be satisfied with these shares. In addition, on August 19, 2001, the Company granted 2,500,000 options to an employee and two consultants. In connection with these grants, the Company recognized $32,223 in compensation expense on options vested through September 30, 2001. The options vest over a one year period with 40% vesting after the first two months and the remaining options vesting ratably over a one year period starting with the date of grant. All options were granted with a strike price below fair value of the underlying stock on the date of grant.

On July 2, 2001, and September 26, 2001, the Company entered into contracts to grant a total of 500,000 shares to two consultants as compensation for services to be performed over a two month period commencing on the date of each grant. In connection with these transactions, the Company recognized $31,377 in consulting fees earned through September 30, 2001. These issuances are subject to Board approval.

NOTE 7.  SUBSEQUENT EVENTS

Subsequent to September 30, 2001 and through the date of this filing, the Company received an additional $115,000 in proceeds from the issuance of Convertible Notes which included the issuance of five shares of common stock for each dollar loaned and the ability to convert the debt for an additional five shares per dollar converted. These Notes have an interest rate of twelve per cent for the first 120 days which will increase, retroactively, to fifteen per cent for an additional 300 days.

The Company currently engaging in a private equity offering in the amount of $400,000 to provide funding for operations. This offering will offer common stock at $.08 per share for investments of $50,000 or more and include 50% warrant coverage at an exercise price of $.08 per share. Subsequent to September 30, 2001, the Company received $135,000 under the terms of this offering.

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

580880BC Ltd.'s two major secured creditors are Cisco Systems and Sun Microsystems. These secured claims amount to approximately $1,600,000. These claims have been negotiated outside the formal plan filed with the court (see

Note 5), as secured creditors are not bound by a plan of reorganization approved by the general unsecured creditors and the court.

580880BC Ltd.'s preferred creditors include its landlord for the data center and several former employees with wage claims. The amount of the preferred creditors' claims that must be paid immediately upon court approval of the plan is approximately $156,000, which is broken down into approximately $114,000 of unpaid wage claims and $42,000 of rental arrears claims. Within six months after court approval of the plan, 580880BC Ltd. must pay an additional $140,000 in back withholding taxes. The amount of the preferred claims is not negotiable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information presented in this document, the matters discussed in this Form 10-Q, and specifically in "Management's Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties, including those identified within the section entitled "Outlook: Issues and Uncertainties " contained in our Form 10-K, as amended, for the year ended June 30, 2001. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company's other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect the Company's business.

The following discussion and analysis should be read in conjunction with the financial information contained in Item 1 and the Company's audited financial statements contained in its Form 10-K, as amended, for the year ended June 30, 2001.

Overview

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

Milinx is effectively a company trying to emerge from a bankruptcy reorganization. The major assets that form the basis for the Company's turnaround initiative are owned by its subsidiary, 580880BC Ltd., a British Columbia corporation dba Milinx Business Services, Inc., which is in a court-supervised reorganization proceeding in British Columbia, Canada. Management's discussion will focus on the capital resources needed to obtain approval of 580880BC Ltd.'s plan of reorganization.

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

In September 2001, Milinx's current management team took over as part of a turnaround initiative. This management team assessed the business and financial position of the Company and determined that the only viable alternative was to attempt to reorganize through a voluntary reorganization filing in British Columbia, Canada by 580880BC Ltd. 580880BC Ltd.'s proposed plan of reorganization will ultimately need to receive the support of its secured creditors and its unsecured creditors, who will meet to approve the plan. The court must also approve the plan. Milinx bases its turnaround initiative on obtaining approval of a plan of reorganization, because its business model contemplates using two material assets of 580880BC Ltd.

If 580880BC Ltd.'s plan of reorganization is approved and if 580880BC Ltd. performs according to the plan's terms, 580880BC Ltd.'s two major assets will be free and clear, which will allow Milinx the opportunity to reestablish its operations, assuming it can obtain adequate capital. These two assets consist of unified messaging software and 580880BC Ltd.'s data center.

Results of Operations

Revenues decreased to zero for the three months ended September 30, 2001 from approximately $88,000 for the same period in 2000 due to the Company halting all operations of 580880 BC Ltd. in connection with the pending reorganization proceeding. Assuming 580880BC Ltd. successfully reorganizes and the Company subsequently succeeds in launching the unified messaging service, management does not anticipate that the products and services that provided revenues in fiscal years 2001 and 2000 will contribute to post-reorganization revenues.

Selling, general and administrative expenses decreased to approximately $511,500 for the three months ended September 30, 2001 from approximately $3,374,000 for the same period in 2000. This decrease is due to the layoff of the Company's employees in June 2001 offset by the hiring of a new management team in August 2001. Assuming 580880BC Ltd. successfully reorganizes and the Company subsequently succeeds in launching the unified messaging service, management expects that selling, general and administrative expenses will be significant, but not nearly of the magnitude seen in prior periods.

Liquidity and Capital Resources

During the quarter ended September 30, 2001, the Company used approximately $118,000 in its operating activities. The Company's use of cash in operating activities of approximately $209,000 consisted of a use of $118,000 of actual cash and approximately $91,000 due to the effect of exchange rate changes. The Company funded its operations primarily through the sale of approximately
$118,000 in notes  payable.  The  Company's  net working  capital  shortfall  of

$5,001,000 at June 30, 2001, decreased to a deficit of approximately $4,557,000 at September 30, 2001, due primarily to issuances of common stock in lieu of certain creditor liabilities.

During October 2001 the Company commenced a new private placement of convertible debentures. The securities offered have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The offering is based on $1000 increments, with each increment entitling the purchaser to a note for the full value of the increment, with 12% interest, callable by the Company in 120 days, and 5,000 restricted common shares. If the Company does not call the notes, they are due in 300 days but they bear 15% interest from the date of issue. The offering has been extended until December 30, 2001, and it seeks to raise up to $400,000. As of the filing of this report, the Company had raised approximately $193,000 in this offering, with $86,000 being converted to a subsequent offering. The proceeds have been used to pay operating expenses and complete the Company's audit and Form 10-K filing. This disclosure is not an offer of securities or a solicitation of an offer to buy securities. Sales will be made only to investors with preexisting contacts with the Company and its authorized representatives. Some of the sales may have been made in violation of the Act, creating liability under the Act. The Company believed that the sales were exempt from registration under the Act, but facts recently coming to its attention created uncertainty whether the exemption was fully complied with. If a court were to determine that the exemption had not been fully complied with, the Company's maximum possible liability would be $107,000, plus statutory interest.

In December 2001 the Company commenced an additional private equity placement. The securities offered have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The offering is based on minimum investments of $50,000. The offering consists of common stock at $.08 per share plus 50% warrant coverage with an exercise price of $.08 per share. The offering is open until January 31, 2002. As of the filing of this report, the Company had raised approximately $136,000 in this offering. Of this amount, $86,000 was converted from the October 2001 offering. The proceeds will be used to pay operating expenses and complete the Company's first quarter 10-Q filing. This disclosure is not an offer of securities or a solicitation of an offer to buy securities. Sales will be made only to investors with preexisting contacts with the Company and its authorized representatives.

On October 12, 2001, Milinx's subsidiary, 580880BC Ltd., filed with the Office of the Superintendent of Bankruptcy ("OSOB") in British Columbia, Canada, a Notice of Intention. 580880BC Ltd. has until December 24, 2001, to file a plan of reorganization with the court. The plan must treat all claimants equally. In some instances equal treatment could consist of an equal per claim payment. In others, it could consist of a pro-rata payment based on the amount of a claim. A plan could combine these approaches. The plan may also include payments over time. The critical consideration, however, is that the plan must be attractive enough to the claimants that it secures the necessary votes for approval.

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

580880BC Ltd.'s two major secured creditors are Cisco Systems and Sun Microsystems. These secured claims amount to approximately $1,600,000. These claims have been negotiated outside the formal plan filed with the court, as secured creditors are not bound by a plan of reorganization approved by the general unsecured creditors and the court. The basic terms for settlement of the secured claims include forgiveness of $200,000 in outstanding liabilities, cash payments to the Company of $42,000, return of certain equipment, a restructuring of the leases resulting in monthly payments of approximately $50,000 starting March 2002, and cash payments of $50,000 payable over six months starting February 2002.

580880BC Ltd.'s preferred creditors include its landlord for the data center and several former employees with wage claims. The amount of the preferred creditors' claims that must be paid immediately upon court approval of the plan is approximately $156,000, which is broken down into approximately $114,000 of unpaid wage claims and $42,000 of rental arrears claims. Within six months after court approval of the plan, 580880BC Ltd. must pay an additional $140,000 in back withholding taxes. The amount of the preferred claims is not negotiable.

580880BC Ltd.'s general unsecured creditors have claims of approximately $1.8 million. This amount excludes any indebtedness of 580880BC Ltd. to its parent, Milinx. The final amount of the claims that 580880BC Ltd. will pay to its unsecured creditors will ultimately be determined if the creditors approve the plan of reorganization. Milinx's efforts are currently focused on finalizing the plan of reorganization. The opposing constraints on the plan are the resources available for payment of claims versus what enough claimants will find acceptable to approve the plan. Because of the uncertainty associated with both of these variables, Milinx cannot predict at this time the level of payments that the plan of reorganization will ultimately entail.

If the plan of reorganization is approved by the creditors and accepted by the court, Milinx will need to fund the balance of the debt under the plan of reorganization. There can be no assurance that Milinx's plan of reorganization will be approved by the creditors or by the court or that Milinx will be able to fund the debt. To obtain approval, Milinx will need to demonstrate to the creditors and the court that its plan is viable. If the plan is not approved or if it is approved and 580880BC Ltd. does not perform according to its terms, 580880 Ltd. will be forced into a deemed bankruptcy.

While the Company proceeds with the plan of reorganization for 580880BC Ltd. it has monthly expenses of approximately $200,000 that it must meet. In addition, it has professional expenses associated with the reorganization and its public company status that must be met from time to time.

The notes issued in an August and September 2001 offering in the amount of $118,000 have begun to come due in December 2001. As of the filing of this report, $54,000 had come due. Additional amounts up to the $118,000 raised will come due by January 2002. No demand for payment has been made yet by a noteholder.

Assuming 580880BC Ltd.'s plan of reorganization is approved, the Company will immediately need to pay approximately $163,000 in preferred claims. Management anticipates that these payments would occur sometime in late January 2002.

The Company will also need to begin paying its secured creditors according to whatever negotiated schedule it works out with them. The Company believes this will include monthly payments of approximately $50,000 plus an additional $50,000 paid over six months. The Company believes the equipment included in these renegotiated leases will be sufficient to launch its products.

Any deferred payments under the reorganization plan will have to be paid according to its terms, and approximately $131,000 of preferred claims will be due no later than six months after plan approval (currently estimated to be July
2002).

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

The Company will need capital in addition to that being raised in the offerings that commenced in October and December in order to succeed in having 580880BC Ltd.'s reorganization approved and the unified messaging service launched and supported to break-even. There can be no assurance that adequate capital will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional capital, it may not be able to continue as a going concern, and it might have to reorganize under bankruptcy laws, liquidate or enter into a business combination. The Company has not presently identified any probable business combination.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 6, 2001 Milinx Business Group and Milinx Business Services filed a Writ of Summons in the Supreme Court of British Columbia against Sun Microsystems, Inc., Netscape Communications Canada, Inc., Netergy Networks, Inc. Intraware Canada, Inc. and Burntsand Inc. claiming for damages in excess of 10,000,000 Canadian dollars for misrepresentations and breach of contract. Sunrise
International Leasing Corporation (with all correspondence under the SUN Microsystems letterhead) filed a Summons and Complaint in the State of Minnesota, County of Hennepin against Milinx Business Group and Milinx Business Services, for two Counts, Breach of Equipment Lease by Services: in excess of $50,000 in damages and immediate possession of equipment and Breach of Lease Guaranty by Group: in excess of $50,000 damages and seizure of equipment. Milinx takes the position that this is in reaction to the Writ of Summons issued in the Supreme Court of British Columbia and therefore the jurisdiction and claim should be part of and in the same jurisdiction of British Columbia. These suits have been settled pending payment of certain sums by the defendants with mutual releases executed by all parties. The basic terms of the settlement include forgiveness of $200,000 in outstanding liabilities, cash payments to the Company of $242,000, return of certain equipment, a restructuring of the leases resulting in monthly payments of $50,000 starting March 2002 and continuing for 36 months, and cash payments of $50,000 payable over six months starting February 2002.

On August 15, 2001, the Government of Canada, through the divisions of Revenue Canada and Employment Standards have filed superpriority liens against the Company and certain directors and officers for unpaid employee wages, accrued vacation, payroll taxes and severance pay. The Company has recorded these claims, totaling $740,000 in accrued liabilities. The amount in question is in dispute, and the Company has filed an appeal to determine the correct amount owing. The claims will be addressed in the pending reorganization, and it is the intention of the Company to meet its obligations as confirmed by the plan. If the Company cannot confirm the plan, the superpriority claim would allow the Government to execute on its lien against the assets of the Company.

The Company expects the reorganization plan to result in a significant reduction in liabilities, however, it will require cash payments of approximately $163,000 in January 2002 and an additional $131,000 in July 2002. In addition, the Company will offer one share of stock for every dollar in debt. In return, debt would be reduced by approximately $1,500,000. There is no assurance, however, that the Company's proposal will be acceptable to its creditors.

To the knowledge of the officers and directors of Milinx, there are no other pending legal proceedings or litigation and none of its property is the subject of a pending legal proceeding. Further, except as discussed above, Milinx's officers and directors know of no legal proceedings against Milinx or its property contemplated by any governmental authority.

ITEM 2 (C).  CHANGES IN SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of our securities without registration during the quarter ending September 30, 2001. No such sales involved the use of an underwriter, and no commissions were paid in connection with the sale of any securities.

During the three months ended September 30, 2001, the Company issued 1,015,611 shares of its voting common stock pursuant to the conversion of 1,015,611 shares of previously issued Series C preferred stock.

In August 2001, the Company issued 3,203,670 shares of its voting common stock to trade creditors and consultants of the Company in settlement of outstanding liabilities. The issuance of the shares to the consultants was exempt from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act") and under Regulation S under the Securities Act.

The Company issued $118,000 in notes and convertible debentures and 791,000 shares of its voting common stock to three accredited investors during the three months ended September 30, 2001. The issuance of the notes and convertible debentures and shares was exempt from registration under Rule 506 of Regulation D under the Securities Act.

In August and September 2001, the Company granted a total of 2,500,000 stock options to its president and two executive officers. The issuance of the options was exempt from registration under Rule 506 of Regulation D under the Securities Act, and Section 4(2) under the Securities Act.

In July and September 2001, the Company entered into contracts to grant a total of 500,000 shares of its voting common stock to two consultants as compensations for services to be performed, however, the Board has not yet authorized the issuance of the shares. The issuance of the shares, when authorized by the Board, will be exempt from registration under Rule 506 of Regulation D under the Securities Act and under Regulation S under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Some of the notes that the Company sold in August and September 2001 are due in December 2001, and the rest are due in January 2002. If the Company does not pay these notes upon demand after they come due, it will be in default. Out of the $118,000 of notes, $54,000 have matured as of the date of this report. None of the noteholders have made a demand for payment. The Company will owe one of the investors holding matured notes an additional 27,000 shares of additional common stock, which represents 1,000 shares of common stock for each $1000 increment of his notes.

ITEM 5.  OTHER INFORMATION

On November 16, 2001, Maynard Dokken, the Company's Chief Executive Officer and Chairman of the Board, transferred 450,000 of his Series A Preferred Stock to Collaborative Business Management, the company that employs the Company's new team of management that was brought on board in September 2001. The transfer of the shares to Collaborative Business Management was made in consideration of its management services conducted on behalf of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit Number             Description
--------------             ------------
3.1*                       Certificate of Incorporation

3.3*                       By-laws

4.1*                       Specimen Stock Certificate

10.1* Employment Agreement between Milinx Business Group and Thomas Loker

* Incorporated by reference from the Form 10-K of the Company filed with the Securities and Exchange Commission on October 13, 2000.

REPORTS ON FORM 8-K

On July 12, 2001, the Company filed a report on Form 8-K dated July 12, 2001, which included an Item 5 disclosing Other Events and an Item 6 disclosing the resignation of a director.

On August 24, 2001, the Company filed a report on Form 8-K dated August 23, 2001, which included an Item 5 disclosing Other Events and an Item 6 disclosing the resignation of a director.

On August 30, 2001, the Company filed a report on Form 8-K dated August 30, 2001, which included an Item 5 disclosing Other Events.

On September 5, 2001, the Company filed a report on Form 8-K dated September 5, 2001, which included an Item 5 disclosing Other Events.

On September 18, 2001, the Company filed a report on Form 8-K dated September 18, 2001, which included an Item 5 disclosing Other Events.

On September 20, 2001, the Company filed a report on Form 8-K dated September 19, 2001, which included an Item 5 disclosing Other Events and an Item 6 disclosing the resignation of a director.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MILINX BUSINESS GROUP, INC.


Date:   December 21, 2001        By:      /s/ Steven Price
      ---------------------          ----------------------------------------
                                 Name:  Steven Price
                                 Title: Chief Financial Officer and Principal
                                        Accounting Officer