Form 10-K/A
period 2001-06-30
MILINX BUSINESS GROUP INC
filed 2001-12-24
CIK 1088815

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-K/A




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

Documents incorporated by reference:  None


EXPLANATORY NOTE:


THIS AMENDMENT TO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2001, REFLECTS AN IMMATERIAL CORRECTION TO A DOLLAR AMOUNT PRESENTED IN ITEM 3 TO CONFORM TO THE FINANCIAL STATEMENT ACCRUAL. THIS AMENDMENT ALSO CORRECTS TYPOGRAPHICAL ERRORS IN ITEMS 6 AND 10. IN ADDITION, THIS AMENDMENT CORRECTS CERTAIN CHANGES TO THE FINANCIAL STATEMENTS IN ITEM 8, PRINCIPALLY TO REFLECT INADVERTENT OMISSIONS CONCERNING THE EFFECT OF A DEEMED PREFERRED STOCK DIVIDEND.

WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-K. ALL INFORMATION IN THIS FORM 10-K/A IS AS OF JUNE 30, 2001, AND DOES NOT REFLECT, UNLESS OTHERWISE NOTED, ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE AFOREMENTIONED CHANGES.




                                    TABLE OF CONTENTS


Part  Item(s)                                                                    Page No.
----  -------                                                                    --------
I       3      Legal Proceedings ..................................................  4

II      6      Selected Financial Data ...........................................   5
        8      Financial Statements and Supplementary Data .......................   5

III    10      Directors and Officers of the Registrant ..........................   6
               Signatures ........................................................   9



                                     PART I


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


On August 15, 2001, the Government of Canada, through the divisions of Revenue Canada and Employment Standards have filed superpriority liens against the Company and certain directors and officers for unpaid employee wages, accrued vacation, payroll taxes and severance pay. The Company has recorded these claims, totaling $750,000 in accrued liabilities. The amount in question is in dispute, and the Company has filed an appeal to determine the correct amount owing. The claims will be addressed in the pending reorganization, and it is the intention of the Company to meet its obligations as confirmed by the plan. If the Company cannot confirm the plan, the superpriority claim would allow the Government to execute on its lien against the assets of the Company.


To the knowledge of the officers and directors of Milinx, there are no other pending legal proceedings or litigation and none of its property is the subject of a pending legal proceeding. Further, except as discussed above, Milinx's officers and directors know of no legal proceedings against Milinx or its property contemplated by any governmental authority.

                                     PART II


ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------




                                                                                 6 mos
                                                          Year ending            ending
                                                      June 30,     June 30,     June 30,
                                                        2001         2000        1999
                                                 ----------------------------------------
Net Sales                                              126,462      197,193       43,424
Loss - available to common stockholders             18,011,206    6,636,452      844,250
Loss per share - available to common stockholders         1.12         0.74         0.32
Total assets                                         1,184,946    8,993,249    1,107,537
Capital lease obligations,                           1,588,678    1,463,868         --







ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Description                                                                       Page
-----------                                                                       ----
Independent Auditors' Report dated November 15, 2001                               F-1

Consolidated Balance Sheets as of June 30, 2001 and 2000                           F-2

Consolidated  Statements of Operations for the years ended June 30, 2001,
   2000 and the six months ended June 30, 1999                                     F-4

Consolidated  Statement of  Stockholders'  Equity  (deficit) for the
   years ended June 30, 2001, 2000 and the six months ended June 30, 1999          F-5

Consolidated  Statements of Cash Flows for the years ended June 30, 2001,
   2000 and the six months ended June 30, 1999                                     F-7

Notes to Consolidated Financial Statements                                         F-8

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


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B to the financial statements, the Company has incurred recurring losses from operations and a stockholders' deficit of $3,890,318. In addition, on October 12, 2001, the Company's operating subsidiary filed a Notice of Intention with the Office of the Superintendent of Bankruptcy in British Columbia, Canada. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ GRANT THORNTON LLP

Seattle, Washington
November 15, 2001

                                  Milinx Business Group, Inc. and Subsidiaries

                                           CONSOLIDATED BALANCE SHEETS

                                               Year ended June 30,

                                                     ASSETS

                                                                                       2001            2000
                                                                                   ------------    ------------
CURRENT ASSETS
        Cash and cash equivalents                                                  $     33,680    $  2,162,430
        Receivables
           Trade                                                                           --             9,334
           Subscriptions                                                                   --           323,721
           Goods and services tax                                                        35,039         327,149
           Employee and stockholders                                                       --            20,692
                                                                                   ------------    ------------
                   Total receivables                                                     35,039         680,896

        Due from Milinx Marketing Group                                                    --            82,644

   Security deposits                                                                         75         209,362
   Prepaid rent and other                                                                 5,355          43,549
                                                                                   ------------    ------------

                      Total current assets                                               74,149       3,178,881

PROPERTY AND EQUIPMENT - NET                                                          1,100,226       3,572,168

OTHER ASSETS AND DEFERRED CHARGES
        Licenses                                                                           --         2,036,985
        Capital lease deposits                                                           10,571         205,215
                                                                                   ------------    ------------

                                                                                   $  1,184,946    $  8,993,249
                                                                                   ============    ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DECIFIT)

CURRENT LIABILITIES
        Accounts payable                                                           $  1,582,188    $    981,233
        Accrued liabilities                                                           1,456,368         279,758
        Due to Milinx Management Corporation                                              3,586           3,586
        Capital lease obligations - current portion                                   1,588,678         536,061
        Convertible note payable                                                        444,444            --
        Customer deposits                                                                  --             2,529
                                                                                   ------------    ------------

                      Total current liabilities                                       5,075,264       1,803,167

CAPITAL LEASE OBLIGATIONS, net of current portion                                          --           927,808

COMMITMENTS AND CONTINGENCIES                                                              --              --


STOCKHOLDERS' EQUITY (DEFICIT)
        Series A 10% non-cumulative, voting convertible preferred stock - $0.001 par value, liquidation preference of $1,611,000
                                                                                          3,675           3,675
        Series B voting convertible preferred stock - no par value,
          liquidation preference of $0 and $5,043,000, respectively                        --             1,681
        Series C voting convertible preferred stock - no par value,
          liquidation preference of $1,392,000 and $2,207,000, respectively               1,016           2,207
        Common stock - $0.001 par value                                                  23,078           9,671
        Shares subscribed                                                                10,000            --
        Additional paid in capital                                                   21,803,465      14,908,291
        Unearned compensation                                                              --        (1,102,626)
        Accumulated deficit                                                         (25,492,701)     (7,480,702)
        Cumulative translation adjustment                                              (238,851)        (79,923)
                                                                                   ------------    ------------
                                                                                     (3,890,318)      6,262,274
                                                                                   ------------    ------------


                                                                                   $  1,184,946    $  8,993,249
                                                                                   ============    ============

The accompanying notes are an integral part of these statements.






                            Milinx Business Group, Inc. and Subsidiaries

                               CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                                 Six months
                                                                                 ended June
                                                     Year ended June 30,             30,
                                                    2001            2000            1999
                                                ------------    ------------    ------------
Net sales                                       $    126,462    $    197,193    $     43,424

Cost of sales                                        186,112         365,449          48,112
                                                ------------    ------------    ------------
Gross loss                                           (59,650)       (168,256)         (4,688)
                                                ------------    ------------    ------------

Selling, general and administrative expenses      12,133,905       6,442,914         839,192
Losses due to impairment                           3,361,048            --              --
                                                ------------    ------------    ------------

Net loss from operations                          15,554,603       6,611,170         843,880

Other expenses (income)
   Interest                                          535,614          31,515            --
   Miscellaneous, net                                220,989          (6,233)            370
                                                ------------    ------------    ------------
                                                     756,603          25,282             370
                                                ------------    ------------    ------------

Net loss                                         (16,311,206)   $ (6,636,452)   $   (844,250)


Deemed preferred stock dividend                   (1,700,000)            -             -
                                                ------------    ------------    ------------



Net loss available to common stockholders       $(18,011,206)   $ (6,636,452)       (844,250)



NET LOSS PER COMMON SHARE AVAILABLE TO
   COMMON STOCKHOLDERS - BASIC AND DILUTED      $      (1.12)   $      (0.74)   $      (0.32)
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
        Class D
        warrants

Issuance of  Series B
        preferred  stock
        and 1999 International
        A warrants to
        various investors
        through a conversion of           --              --        1,681,250           1,681            --              --
        Class A Units

Issuance of common
        stock to                          --              --             --              --              --              --
        employees

Grant of warrants for
        legal services                    --              --             --              --              --              --

Grant of stock options
        to employees                      --              --             --              --              --              --

Current year
        amortization
        of deferred                       --              --             --              --              --              --
        compensation

Change in cumulative
        translation
        adjustment                        --              --             --              --              --              --


Net loss for the year
        ended
        June 30, 2000                     --              --             --              --              --              --
                                  -------------


    Balance at June
           30, 2000                  3,675,000           3,675      1,681,250           1,681       2,207,412           2,207

    Exercise of
           employee
           stock
           options                        --              --             --              --              --              --

    Stock options
           forfeited
           by employees                   --              --             --              --              --              --

    Amortization of
           deferred
           compensation
           net of
           prior year
           forfeitures ,                  --              --             --              --              --              --

    Issuance of common
           stock to
           employees                      --              --             --              --              --              --

    Shares issued in
           lieu of
           cancellation
           fees                           --              --             --              --              --              --

    Sale of common
           stock
           shares at
           $4.50 per
           share                          --              --             --              --              --              --

    Additional shares
           issued to $4.50
           subscribers
           to roll
           $4.50 offering
           into
           Millennium
           offering                       --              --             --              --              --              --

    Issuance of common
           shares as
           part of
           Millennium
           units in
           consideration
           for services                   --              --             --              --              --              --

    Issuance of common
           shares
           through
           Millennium
           Units,
           including
           finder fees
           paid in
           units                          --              --             --              --              --              --

    Issuance of Series C
           preferred stock
           and class D warrants
           to investors
           through a conversion
           of Class D
           Units                          --              --             --              --         2,364,511           2,365

    Issuance of common
           stock to
           investors
           through a
           conversion
           of Series C
           preferred                      --              --             --              --        (3,556,312)         (3,556)

    Issuance of common
           stock to
           investors
           through a
           conversion
           of Class D
           warrants                       --              --             --              --              --              --

    Issuance of common
           stock to
           investors
           through a
           conversion
           of Series B
           preferred                      --              --       (1,681,250)         (1,681)           --              --


    Deemed preferred stock
           divided in
           connection with
           Millennium units
           placement                      --              --             --              --              --              --


    Change in
           cumulative
           translation
           adjustment                     --              --             --              --              --              --

    Net loss for the
           year ended
           Jun 30, 2001                   --              --             --              --              --              --

    Balance at June
           30, 2001                  3,675,000    $      3,675           --      $       --         1,015,611    $      1,016

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
        various
        investors


Issuance of Series C
        preferred
        stock and
        Class D
        Warrants to
        various
        investors
        through a                     --             --          --             --                1             --              --
        conversion of
        Class D units


Issuance of common
        stock to
        investors
        through a
        conversion of              417,000            417        --             --             --              --              --
        Series C
        preferred


Issuance of common
        stock to an
        investor
        through a
        conversion of               37,500             38        --             --           74,962            --              --
        Class D
        warrants

Issuance of  Series B
        preferred  stock
        and 1999 International
        A warrants to
        various investors
        through a conversion of       --             --          --             --                1            --              --
        Class A Units


Issuance of common
        stock to                    71,000             71        --             --           35,479            --              --
        employees

Grant of warrants for
        legal services                --             --          --             --          122,000            --              --

Grant of stock options
        to employees                  --             --          --             --        1,421,461      (1,421,461)           --

Current year
        amortization
        of deferred                   --             --          --             --             --           318,835            --
        compensation

Change in cumulative
        translation
        adjustment                    --             --          --             --             --              --           (59,400)




Net loss for the year
        ended
        June 30, 2000                 --             --          --             --             --              --             --



    Balance at June
           30, 2000              9,670,500          9,671        --             --       14,908,291      (1,102,626)        (79,923)
                               -----------
    Exercise of
           employee
           stock
           options                 558,500            558        --             --           31,373            --              --


    Stock options
           forfeited
           by employees               --             --          --             --       (1,065,882)      1,065,882            --


    Amortization of
           deferred
           compensation
           net of
           prior year
           forfeitures ,              --             --          --             --            --             36,744            --

    Issuance of common
           stock to
           employees                 1,000              1        --             --             --              --              --

    Shares issued in
           lieu of
           cancellation
           fees                     50,000             50        --             --           79,950            --              --

    Sale of common
           stock
           shares at
           $4.50 per
           share                    44,886             45        --             --          181,743            --              --

    Additional shares
           issued to $4.50
           subscribers
           to roll
           $4.50 offering
           into
           Millennium
           offering                792,864            793        --             --             --              --              --

    Issuance of common
           shares as
           part of
           Millennium
           units in
           consideration
           for services            300,000            300        --             --          149,700           --               --

    Issuance of common
           shares
           through
           Millennium
           Units,
           including
           finder fees
           paid in
           units                 4,639,617          4,640      20,000         10,000      2,254,359            --              --

    Issuance of Series C
           preferred stock
           and class D warrants
           to investors
           through a conversion
           of Class D
           Units                      --             --          --             --             --              --              --

    Issuance of common
           stock to
           investors
           through a
           conversion
           of Series C
           preferred             3,556,312          3,556        --             --             --              --              --

    Issuance of common
           stock to
           investors
           through a
           conversion
           of Class D
           warrants              1,782,857          1,783        --             --        3,563,931            --              --

    Issuance of common
           stock to
           investors
           through a
           conversion
           of Series B
           preferred             1,681,250          1,681        --             --             --              --              --


    Deemed preferred stock
           divided in
           connection with
           Millennium units
           placement                  --             --          --             --        1,700,000             --             --


    Change in
           cumulative
           translation
           adjustment                 --             --          --             --             --              --          (158,928)

    Net loss for the
           year ended
           Jun 30, 2001               --             --          --             --             --              --               --


    Balance at June
           30, 2001             23,077,786   $     23,078      20,000   $     10,000   $ 21,803,465    $       --     $   (238,851)


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
        Class D
        warrants

Issuance of  Series B
        preferred  stock
        and 1999 International
        A warrants to
        various investors
        through a conversion of           --             1,682
        Class A Units

Issuance of common
        stock to                          --            35,550
        employees

Grant of warrants for
        legal services                    --           122,000

Grant of stock options
        to employees                      --              --

Current year
        amortization
        of deferred                       --           318,835
        compensation

Change in cumulative
        translation                                    (59,400)


Net loss for the year
        ended June 30,              (6,636,452)      (6,636,452)
        2000



    Balance at June
           30, 2000                 (7,480,702)      6,262,274
                                  ------------
    Exercise of
           employee
           stock
           options                        --            31,931

    Stock options
           forfeited
           by employees                   --              --

    Amortization of
           deferred
           compensation
           net of
           prior year
           forfeitures ,                                36,744

    Issuance of common
           stock to
           employees                      --                 1

    Shares issued in
           lieu of
           cancellation
           fees                           --            80,000

    Sale of common
           stock
           shares at
           $4.50 per
           share                          --           181,788

    Additional shares
           issued to $4.50
           subscribers
           to roll
           $4.50 offering
           into
           Millennium
           offering                       (793)           --

    Issuance of common
           shares as
           part of
           Millennium
           units in
           consideratio
           for servicesn                  --           150,000

    Issuance of common
           shares
           through
           Millennium
           Units,
           including
           finder fees
           paid in
           units                          --         2,268,999

    Issuance of Series C
           preferred stock
           and class D warrants
           to investors
           through a conversion
           of Class D
           Units                          --             2,365

    Issuance of common
           stock to
           investors
           through a
           conversion
           of Series C
           preferred                      --              --

    Issuance of common
           stock to
           investors
           through a
           conversion
           of Class D
           warrants                       --         3,565,714

    Issuance of common
           stock to
           investors
           through a
           conversion
           of Series B
           preferred                      --              --


    Deemed preferred stock
           dividend in
           connection with
           Millennium units
           placement                (1,700,000)           --


    Change in
           cumulative
           translation
           adjustment                     --          (158,928)


    Net loss for the
           year ended              (16,311,206)    (16,311,206)
           June 30, 2001

    Balance at June
           30, 2001               $(25,492,701)   $ (3,890,318)



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

3.       Property and Equipment
         ----------------------


Property and equipment are stated at cost, less accumulated depreciation amortization and impairment write down.



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


Amortization was computed using the ratio of current users over the estimated total number of users during estimated useful life of each license. The estimated useful life was determined as the lesser of the license term or estimated life of the license and ranged from 2 to 3 years.



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


Continuing on a going concern basis is dependent upon, amongst other things, Milinx - BC's formulation of an acceptable plan of reorganization, the Company's success of future business operations, and the generation of sufficient cash from operation and financing sources to meet its obligations. Other than recognizing impairment losses of its long-lived assets, the Company's consolidated financial statements do not reflect: (a) the realizable value if assets on liquidation basis or their availability to satisfy liabilities;(b) aggregate pre-petition liabilities amounts that may be allowed for claims or contingencies, or their status and priority; (c)the effect of any changes to the Company's capital structure or in its business operations as a result of the proposed reorganization; or (d) adjustments to the carrying value of the assets or liability amounts that may be necessary as the result of actions by the OSOB.

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
                                                     ==========   ==========

Continuous losses, failing business model and additional uncertainties triggered by the general state of the economy indicated potential impairment of the Company's property and equipment. In accordance with SFAS 121, the Company wrote its property and equipment down to their fair value by utilizing an independent third party appraiser who used the cost approach as the primary method in estimating the fair market value of a 100 percent common stock interest in the Company. The Cost approach is based on the principle that a buyer would not pay more for the property and equipment than what it would cost to create an entity of equivalent utility. The application of this approach involves estimating the replacement cost of the entity. This is typically accomplished by adjusting all assets and liabilities, tangible and intangible, to fair market value, with the net asset value, assets minus the liabilities, serving to indicate the value of the entity's equity. As a result of the valuation and its analysis, the Company recorded an impairment loss of $2,042,261 at June 30, 2001.


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

                             June 30, 2001 and 2000


NOTE H - STOCKHOLDERS' EQUITY - continued

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


In respect to the anti-dilution conversion provisions of the Series A and C Convertible Preferred Stock triggered by the sale of Millennium units at $2.00 per share (see below), a non-cash deemed dividend of $1,700,000, to accumulated deficit in the year ended June 30, 2001, was recognized.


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


Due to the exercise price of the time vested options being below fair value of the Company's stock on the date of grant, in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, the Company recorded $1,421,461 in deferred compensation. This deferred compensation is to be amortized over the vesting period of the underlying options. During the year ended June 30, 2000, the Company recorded $318,835 in amortization related to the options vested through June 30, 2000. During the year ended June 30, 2001, employees exercised 558,500 options for total proceeds to the Company of $31,931 and forfeited all but 250,000 of the remaining options (due to termination of all of the Company's workforce). The net affect of APB 25 adjustments related to options vested and exercised during the year ended June 30, 2001 and options forfeited, was $36,744.


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


                                                                Weighted Average
                                                  Shares         Exercise Price
                                              -------------    -----------------

    Options outstanding at June 30, 2000        4,448,250         $        -


       Options granted                                 -                   -
       Options forfeited                       (3,639,750)               1.81
       Options exercised                         (408,500)               0.66
                                              -------------    -----------------


    Options outstanding at June 30, 2001          400,000         $      2.00

    Number of options available for grants      2,551,750

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

The Company granted no employee stock options during the year ended June 30, 2001.


The following table summarizes information about options outstanding at June 30, 2000.

                                           Options Outstanding                                  Options Exercisable
                        -----------------------------------------------------------    ---------------------------------------
                                              Weighted           Weighted -
                                              Average             Average
     Range of               Number         Exercise Price        Remaining               Number          Weighted Average
  Exercise Prices        Outstanding           Price          Contractual Life (yrs)     Exercisable         Exercise Price
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


                                        2001                  2000
                                ---------------------  ---------------------



Tax benefit at statutory rate   $     (5,545,810)      $        (2,256,393)
Permanent differences                     11,148                    11,461
Canadian tax rate differences         (1,266,500)                 (669,691)
Increase in valuation allowance        6,801,162                 2,914,623
                                ---------------------  ---------------------



Total                           $             -        $             -
                                =====================  =====================

                  Milinx Business Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

NOTE J - INCOME TAXES - continued


The components of deferred taxes are as follows at June 30, 2001 and 2000:

                                        2001                   2000
                                ---------------------  ---------------------


Deferred tax asset:
    Net operating loss
  carryforward                  $    8,191,498         $     3,188,633
    Depreciation                       626,239                (169,085)
    Stock options and
      warrants                          12,493                 149,884
    Organization costs                       -                  29,087
    Impairment of fixed assets       1,094,728
    Loss on theft and
      abandonment of fixed assets       57,698
    Other                               24,485                   7,460
    Valuation allowance            (10,007,141)             (3,205,979)
                                ---------------------  ---------------------



                                $         -            $           -
                                =====================  =====================




The Company has established the above valuation allowances as of June 30, 2001 and 2000 and due to uncertainty of future realization of deferred tax assets. Total valuation allowance increased by $6,801,162 from June 30, 2000 to June 30, 2001, primarily due to current year temporary differences. At June 30, 2001, the Company has $24,100,000 in net operating loss carryforwards for federal income tax purposes available to offset future income which expire in 7 to 20 years. Potential changes, if any, in the company's ownership could result in limitations on the use of its net operating loss carryforwards.




NOTE K - COMMITMENTS AND CONTINGENCIES

1.       Operating Lease

The Company has obligations under a long term, non-cancelable operating lease for premises. This lease expires October 2004. The aggregate future minimum payments are as follows:

            Year ending June 30,

                    2002                    $ 152,000
                    2003                      152,000
                    2004                      152,000
                    2005                       51,000
                                           -----------

Total minimum lease payments                $ 507,000
                                           ===========

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

3.       Employment Agreements


At  June  30,  2001,  the  Company  has  employment  contracts  with  two of its
officers/directors   requiring  monthly  compensation  payments  of  $17,250  in aggregate and expiring on December 9, 2002. Total payments due are as follows.


         Year ending June 30,

                 2002                            120,000
                 2003                             30,000
                                             -------------

                                             $   150,000
                                             =============



Total unpaid compensation under contracts as of June 30, 2001 and 2000, were $40,000 and $ 7,590, respectively and was included in accrued liabilities in the accompanying consolidated balance sheet.


On August 16, 2001, the Company entered into an employment agreement with its new officer and Board member. The agreement expires on August 17, 2003 and entitles the executive to $40,000 in compensation on or prior to October 17, 2001, and then an annual compensation of $250,000. The agreement also calls for a $150,000 performance bonus upon achievement of specific milestones. In addition to the aforementioned compensation, fringe benefits, and expense reimbursement, the employee was granted 1,000,000 stock options exercisable through August 16, 2004 at $0.10 per share. In addition, the Company granted this new officer and Board member 500,000 stock options exercisable through August 16, 2004 at $0.10 per share.


4.    Legal

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



From December 2000 to June 2001, the Company conducted its Millenium offering. Some of the sales may have been made in violation of the Act, creating liability under the Act. The Company believed that the sales were exempt from registration under the Act, but facts recently coming to its attention created uncertainty whether the exemption was fully complied with. If a court were to determine that the exemption had not been fully complied with, the Company's maximum possible liability would be $306,000, plus statutory interest. The Company would vigorously defend any assertion by investors that it had not complied with the exemption and would seek contribution from third parties the Company believes to be responsible for the potential violations.

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

NOTE L - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)



Year ended June 30, 2001

                                                             Quarter
                                             1st           2nd           3rd              4th
                                    -----------    -----------    -----------   -------------
Net sales                           $    87,689    $    23,794    $   165,031   $     14,979


Gross profit (loss)                     (60,548)      (105,469)        52,362        106,367


Net loss from operations             (3,484,588)    (3,565,444)    (3,529,870)    (9,028,140)
Net loss per common share - basic
  and diluted                       $     (0.27)   $     (0.21)   $     (0.18)


Year ended June 30, 2000
                                                             Quarter
                                             1st           2nd           3rd              4th
                                    -----------    -----------    -----------   -------------
Net sales                           $    45,971    $    53,839    $    56,926   $     40,457


Gross profit (loss)                     (54,686)        (5,936)       (56,277)       (51,357)

Net loss from operations             (1,126,559)    (1,550,732)    (1,580,343)    (2,378,818)
Net loss per common share - basic
  and diluted                             (0.13)         (0.17)   $     (0.17)  $      (0.25)



Six months ended June 30, 1999

                                                             Quarter
                                             1st           2nd           3rd              4th
                                    -----------    -----------    -----------   -------------
Net sales                                  N/A           N/A      $    16,740   $     26,684



Gross profit (loss)                        N/A           N/A             (870)        (3,818)


Net loss from operations                   N/A           N/A          153,316        690,934
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



On September 19, 2001, the Company granted 2,500,000 stock options to its president and two executive officers. Of the options granted, 1,500,000 are exercisable at $0.10 per share for a period of three years from the respective officers' dates of engagement, and vest as follows: 40% of each grant 60 days from the date of engagement, and 60% equally over the next ten months. The remaining 1,000,000 options are exercisable at $0.10 per share until August 16, 2004, and vest as follows: 200,000 options vested on October 16, 2001, and 800,000 options vest 1/12 every month beginning on October 16, 2001.

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

Dated: December 21, 2001