Form 10-Q
period 2001-12-31
MILINX BUSINESS GROUP INC
filed 2002-03-21
CIK 1088815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended December 31, 2001

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934



For the transition period from              to
                               -------------   ---------------

Commission file number:  000-26421
                        ------------


                           Milinx Business Group, Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)



             Delaware                                      91-1954074
        -------------------                              --------------
   (State or other jurisdiction of                      (I.R.S. Employer
           organization)                               Identification No.)


     P.O. Box 2156
     Danville, California                                      94526
 --------------------------------------                ----------------------
(Address of principal executive offices)                     (Zip Code)

                              (925) 736-3413
                          ------------------------
                        (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: As of March 14, 2002, the Issuer had 27,766,613 shares of common stock, par value $0.001, issued and outstanding.





                                  TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS
                  Balance Sheets.................................................. 3
                  Statements of Operations........................................ 4
                  Statements of Cash Flows........................................ 5
                  Notes to Financial Statements................................... 6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS....................................... 9

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......13


PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS...............................................13

         ITEM 2(C).  CHANGES IN SECURITIES AND USE OF PROCEEDS....................13

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................13

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...........13

         ITEM 5.  OTHER INFORMATION...............................................13

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................14

SIGNATURES .......................................................................15



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  MILINX BUSINESS GROUP, INC. and SUBSIDIARIES
                           Consolidated Balance Sheets



                                               December 31, 2001  June 30, 2001
         ASSETS                                    (Unaudited)

CURRENT ASSETS
Cash                                              $     46,810     $     33,680
Receivables and services tax                            33,629           35,039
Security deposits                                         --                 75
Prepaid rent and other                                  68,108            5,355
                                                  ------------     ------------
         Total current assets                          148,547           74,149

PROPERTY AND EQUIPMENT, net                            688,816        1,100,226

OTHER ASSETS
         Capital lease deposits                         10,146           10,571
                                                  ------------     ------------
                                                  $    847,509     $  1,184,946
                                                  ============     ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                  $  1,097,179     $  1,582,188
Accrued liabilities                                  1,544,072        1,456,368
Due to Milinx Management Corporation                     3,586            3,586
Deferred Revenue                                       146,730            --
Capital lease obligations                            1,427,021        1,588,678
Notes payable, net of unamortized discount             616,784          444,444
                                                  ------------     ------------
         Total current liabilities                   4,835,372        5,075,264

COMMITMENTS AND CONTINGENCIES                            --                --

REDEEMABLE COMMON SHARES                               480,551             --

STOCKHOLDERS' DEFICIT

Series A preferred stock                                 3,675            3,675
Series C preferred stock                                   117            1,016
Common stock                                            23,977           23,078
Shares subscribed                                      386,630           10,000
Additional paid in capital                          21,941,334       21,803,465
Unearned compensation                                  (61,066)           --
Accumulated deficit                                (26,707,461)     (25,492,701)
Accumulated other comprehensive deficit                (55,620)        (238,851)
                                                  ------------     ------------
                                                    (4,468,414)      (3,890,318)
                                                  ------------     ------------
                                                  $    847,509     $  1,184,946
                                                  ============     ============




The accompanying notes are an integral part of these statements.


                                  MILINX BUSINESS GROUP, INC. and SUBSIDIARIES

                                      Consolidated Statements of Operations
                                                   (unaudited)



                                                       Six months ended                 Three months ended
                                                          December 31                       December 31
                                                  ----------------------------    -----------------------------
                                                      2001             2000           2001            2000

Net Sales                                         $       --      $     11,483    $       --      $     23,794

Cost of Sales                                             --           277,500            --           129,263
                                                  ------------    ------------    ------------    ------------
Gross Profit (loss)                                       --          (166,017)           --          (105,469)

Selling, General and Administrative expense          1,372,691       6,656,910         861,146       3,283,382

Other expenses (income)
         Interest                                      217,005         121,038         150,457          70,865
         Miscellaneous                                    --           106,067            --           105,728
         Gain on sale of property and equipment        (49,954)            339            --              --
         Gain on settlement of liabilities            (324,982)           --          (324,982)           --
                                                  ------------    ------------    ------------    ------------
                                                      (157,931)        227,105        (174,525)        176,593

Net Loss                                          $  1,214,760    $  7,050,032    $    686,621    $  3,565,444
                                                  ============    ============    ============    ============
Net Loss per Common Share-Basic & Diluted         $       0.04    $       0.48    $       0.02    $       0.21
                                                  ============    ============    ============    ============
Weighted average common shares outstanding          27,292,153      14,676,936      29,202,221      16,642,652
                                                  ============    ============    ============    ============



The accompanying notes are an integral part of these statements.





                                                                                                               4



                                  MILINX BUSINESS GROUP, INC. and SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (unaudited)

                                                                                        Six months ended
                                                                                           December 31
                                                                                   ---------------------------
                                                                                     2001              2000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss                                                                       $ (1,214,760)     $(7,050,032)
  Adjustments to reconcile net loss to net cash used
    in operating activities
         Depreciation and amortization                                                311,042          826,771
         Amortization of convertible debt discount                                     71,970           16,944
         Shares issued in lieu of cancellation fees                                      --             80,000
         Loss on property and equipment disposal                                       49,954             --
         Stock option issued for employee and consulting services                      76,803             --
         Shares issued for services                                                    31,377             --
         Employee stock option compensation                                              --            304,528
         Changes in assets and liabilities
                  Receivables                                                           1,410         (282,565)
                  Security deposits and prepaid expenses                              (21,630)        (153,148)
                  Accounts payable, accrued liabilities and customer deposits         113,731          587,960
                                                                                  ------------     ------------
                  Net cash used in operating activities                              (580,103)      (5,669,542)


CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Property and Equipment                                                  --         (1,101,721)
  Disposal (purchase) of property and equipment, net                                    5,002            --
  Acquisition of licenses and trademarks                                                 --           (218,507)
                                                                                  ------------     ------------
                  Net cash provided by (used in) investing activities                   5,002       (1,320,228)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                                 --            513,691
  Proceeds from issuance of stock subscriptions                                       183,000            --
  Proceeds from conversion of D warrants                                                 --          3,629,748
  Proceeds from issuance of notes payable                                             222,000         (143,222)
  Proceeds from conversion of Class D units                                                            325,970
  Proceeds from issuance of common to employees                                          --              7,923
  Proceeds from conversion of Millinium units                                            --            401,387
  Proceeds from exercise of stock options                                                --              --
  Payments on capital lease obligations                                                  --            400,000
                                                                                  ------------     ------------
                  Net cash provided by financing activities                           405,000        5,135,497

Effect of the exchange rate changes on cash                                           183,231          (81,406)

Net increase (decrease) in cash and cash equivalents                                   13,130       (1,935,679)

Cash and cash equivalents at beginning of the period                                   33,680        2,162,430
                                                                                  ------------     ------------
Cash and cash equivalents at end of the period                                    $    46,810      $   226,751
                                                                                  ============     ============






The accompanying notes are an integral part of these statements.



                                                                                                               5

                  MILINX BUSINESS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. FINANCIAL STATEMENTS

The unaudited, consolidated financial statements of Milinx Business Group, Inc.(the Company or Milinx), and its subsidiaries, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements of the Company reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2002. The Company was incorporated on December 10, 1998 and commenced its operations on February 10, 1999. This Form 10-Q should be read in conjunction with the Form 10-K, as amended, that includes consolidated financial statements for the year ended June 30, 2001, 2000 and the six months ended June 30, 1999.

NOTE 2. LOSS PER SHARE

Basic and diluted loss per share is based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding during the three and six months ended December 31, 2001 and 2000, was $29,202,221, $27,292,153, $16,642,652 and $14,676,936
respectively. Diluted loss per share includes the effect of all potentially issue-able common stock. Diluted loss per share for the three and six months ended December 31, 2001 and 2000, equaled basic loss per share due to the anti-dilutive effect of the potentially issueable common stock.

NOTE 3. COMPREHENSIVE INCOME

The Company has adopted SFAS 130, Reporting Comprehensive Income. The statement requires inclusion of foreign currency adjustments, reported separately in stockholder's equity as other comprehensive income. The Company's total comprehensive loss for the three and six months ended December 31, 2001 and 2000 was $701,502, $1,031,529, $3,380,102, and $7,131,438 respectively.

NOTE 4. MANAGEMENT PLANS

The Company's negative cash flow from operations is expected to continue through at least the third quarter of the 2002 calendar year. Until subscription and product revenues exceed cash operating expenditures, substantial additional equity capital will have to be raised to fund capital expenditures and operations. Management intends to raise $3,000,000-$5,000,000 starting in mid-March 2002. There is no assurance the Company will successfully raise any funds.

For the quarter ended December 31, 2001, the Company sold, in two private debt offerings, a total of $122,000 in debt which included the promise to issue 707,500 shares of the Company's common stock. One offering provided 5000 shares of restricted common stock for every $1,000 loaned under the terms of the note. The terms of the note are: i) the note bears interest for the first 120 days at the rate of 12% per annum, the Company has the option to retire this note during this period and the note holder has the option of converting the note during this 120 day period into an additional 5000 shares per $1,000 loaned, ii) should the Company not retire the note nor the shareholders convert the note during the first 120 day period, the note automatically extends to a term of 300 days and accrues interest at the rate of 15% for the entirety of the period. The second note was an extension to an earlier debt instrument and offered 250,000 shares for $12,500 added to the previous debt amount.

During this period the Company engaged in a Private Equity Offering in the amount of $400,000 to provide funding for operations. In exchange for a minimum investment of $50,000 the company granted common restricted shares at the price of $0.08 per share plus warrants to purchase up to 50% of the number of shares at an exercise price of $0.08 per share. The warrants have a term of 2 years. The Company raised $183,000 under this offering reflecting 2,287,500 shares.

In September 2001, Milinx's current management team took over as part of a turnaround initiative. This management team assessed the business and financial position of the Company and determined that the only viable alternative was to attempt to reorganize through a voluntary reorganization filing in British Columbia, Canada by its subsidiary, 580880BC Ltd., dba Milinx Business Services, Inc. 580880BC Ltd.'s proposed plan of reorganization ultimately needed to receive the support of its secured creditors and its unsecured creditors. On February 22, 2002 the Court in Vancouver, British Columbia, Canada approved the plan that had been previously approved on January 14, 2002 by the necessary number of unsecured creditors. Pursuant to the reorganization plan the Board of Directors approved a resolution to offer proven creditors 1 share of restricted common stock for each Canadian dollar of the amount of proven debt remaining after payment.

On October 12, 2001, Milinx's subsidiary, 580880BC Ltd., had filed with the Office of the Superintendent of Bankruptcy (OSOB) in British Columbia, Canada, a Notice of Intention.

On December 24, 2001 580880BC Ltd. filed a plan of reorganization with the court. The plan required to treat all claimants equally. In some instances equal treatment consists of an equal per claim payment. In others, it consists of a pro-rata payment based on the amount of a claim. The plan combines these approaches. The plan also includes payments over time. The critical consideration, however, was that the plan must be attractive enough to the claimants that it secured the necessary votes for approval.

The court accepted the plan of reorganization, the OSOB and 580880BC Ltd.'s notified unsecured creditors of a meeting to consider the plan of reorganization.

580880BC Ltd.'s plan of reorganization ultimately addresses three discrete groups of creditors: secured creditors, preferred creditors and general unsecured creditors.

580880BC Ltd.'s two major secured creditors are Cisco Systems and Sun Microsystems. These secured claims amounted to approximately $1,600,000. These claims have been negotiated outside the formal plan filed with the court, as secured creditors are not bound by a plan of reorganization approved by the general unsecured creditors and the court. The basic terms for settlement of the secured claims include forgiveness of $200,000 in outstanding liabilities, cash payments to the Company of $42,000, return of certain equipment, a restructuring of the leases resulting in monthly payments of approximately $50,000 starting March 2002, and cash payments of $50,000 payable over six months starting February 2002. Milinx has not yet performed on the terms of this structure and intends to renegotiate the payment terms with the parties.

580880BC Ltd.'s preferred creditors include its landlord for the data center and several former employees with wage claims. The amount of the preferred creditors' claims that must be paid immediately upon court approval of the plan is approximately $111,297 which is broken down into approximately $71,683 of unpaid wage claims and $39,614 of rental arrears claims. Within six months after court approval of the plan, 580880BC Ltd. must pay an additional $134,563 in back withholding taxes. The amount of the preferred claims is not negotiable.

580880BC Ltd.'s general unsecured creditors have claims of approximately $1.8 million. This amount excludes any indebtedness of 580880BC Ltd. to its parent, Milinx. The remaining amounts have been extinguished pursuant to the terms of the approved plan.

The Company plans to conduct a private equity offering to raise $3 to 5 million. Based on management's estimates this amount of funding could allow the Company to conduct its operations until achieving positive cash flow from operations by the fourth quarter of calendar 2002 or the first quarter of calendar 2003. There is no assurance, however, that these funds will be available or will be available on terms acceptable to the Company.

NOTE 5. CONTINGENCIES

On April 6, 2001 Milinx Business Group and Milinx Business Services filed a Writ of Summons in the Supreme Court of British Columbia against Sun Microsystems, Inc., Netscape Communications Canada, Inc., Netergy Networks, Inc. Intraware Canada, Inc. and Burntsand Inc. claiming for damages in excess of 10,000,000 Canadian dollars for misrepresentations and breach of contract. Sunrise International Leasing Corporation (with all correspondence under the SUN Microsystems letterhead) filed a Summons and Complaint in the State of Minnesota, County of Hennepin against Milinx Business Group and Milinx Business Services, for two Counts, Breach of Equipment Lease by Milinx Business Services: in excess of $50,000 in damages and immediate possession of equipment and Breach of Lease Guaranty by Milinx Business Group: in excess of $50,000 damages and seizure of equipment. Milinx takes the position that this is in reaction to the Writ of Summons issued in the Supreme Court of British Columbia and therefore the jurisdiction and claim should be part of and in the same jurisdiction of British Columbia. All of these suits have now been settled with mutual releases executed by all parties. In the matter of the Netergy Networks settlement the company received the sum of $200,000 in cash. In the matter of Sun Microsystems, Inc., Netscape Communications Canada, Inc., Intraware Canada, Inc. and Burntsand, Inc. the company received a credit of $197,101 as a reduction in liability due to renegotiated terms, a cash payment of approximately $27,000 and a credit of $146,730 from Intraware applied to the provision of two years of Sun Gold level service and maintenance.

On October 4, 2000, three former employees of Milinx Business Services advanced separate actions in the British Columbia Supreme Court against Milinx Business Services alleging breach of their employment severance agreements and claiming unspecified damages. One of the claimants has since discontinued the action against Milinx Business Services and Employment Standards has dismissed a vacation wage claim of one of the two remaining employees. The plan of reorganization addressed these claims and is now a binding settlement on all employees.

There are numerous unsecured creditors of Milinx Business Services who have filed suit or threatened actions against Milinx Business Services. These matters were resolved in the reorganization plan approved by the court February 22, 2002 but certain sums remain to be paid pursuant to the plan.

On August 15, 2001, the Government of Canada, through the divisions of Revenue Canada and Employment Standards filed super-priority liens against the Company and certain directors and officers for unpaid employee wages, accrued vacation, payroll taxes and severance pay. The Company had recorded these claims, totaling $740,000, in accrued liabilities. The amount in question is in dispute, and the Company has filed an appeal to determine the correct amount owing. The claims were addressed in the pending reorganization, and the Company has deposited with the Bankruptcy Trustee the necessary amounts to meet the first of these obligations as confirmed by the plan. The necessary funds to meet certain other obligations including the Revenue Canada obligations, due 6 months from the date of approval of the plan, in the amount of $134,563 have not yet been placed with the Trustee and failure to do so can result in the forced liquidation of the subsidiary company in Canada.

To the knowledge of the officers and directors of Milinx, there are no other pending legal proceedings or litigation and none of its property is the subject of a pending legal proceeding. Further, except as discussed above, Milinx's officers and directors know of no legal proceedings against Milinx or its property contemplated by any governmental authority.

From December 2000 to June 2001, the Company conducted an offering of its Millenium offering (see 2001 Form 10-K). Some of the sales of securities may have been made in violation of the Act, creating liability under the Act. The Company believed that the sales were exempt from registration under the Act, but facts recently coming to its attention created uncertainty whether the exemption was fully complied with. If a court were to determine that the exemption had not been fully complied with, the Company's maximum possible liability would be $306,000, plus statutory interest. The Company would vigorously defend any assertion by investors that it had not complied with the exemption and would seek contribution from third parties the Company believes to be responsible for the potential violations.

NOTE 6. OTHER

As of the date of this filing, Milinx Business Services, Inc. is not current on its capital lease payments. The leases were between seven and ten months past due as of December 31, 2001. As of the date of this filing, due to restructuring of certain leases and the return of certain unnecessary equipment the past due amount reflected from nine to twelve months of past due payments in the prior filing have been waived or deferred. Due to the aforementioned events of default, the Company classified all capital lease liabilities as current for financial statement presentation purposes. Adjustments will be made in the financials for the period ending March 31, 2002 to reflect the lease renegotiations. Certain capital lease payments that were to be paid beginning Jan 1, 2002 have not been made and the Company intends to renegotiate the starting payment dates but there can be no assurance the company will be successful and the equipment secured by the leases could be forfeited. In such an event the Company would need to secure other equipment to replace the forfeited equipment and there is no assurance the Company would be able to do so.

In December 2001, the Company engaged in a Private Equity Offering in the amount of $400,000 to provide funding for operations. In exchange for a minimum investment of $50,000 the company granted common restricted shares at the price of $0.08 per share plus warrants to purchase up to 50% of the number of shares at an exercise price of $0.08 per share. The warrants have a term of 2 years and are exercisable immediately. The Company raised $183,000 under this offering.

NOTE 7. SUBSEQUENT EVENTS

Subsequent to December 31, 2001 and through the date of this filing, the Company received an additional $5,988 in proceeds from the issuance of Convertible Notes which included the issuance of five shares of common stock for each dollar loaned and the ability to convert the debt for an additional five shares per dollar converted. These Notes have an interest rate of twelve per cent for the first 120 days which will increase, retroactively, to fifteen per cent for an additional 300 days. These notes are also convertible at the note-holders option to shares of common stock at a price of $.10 per share.

The Company has closed both of the previous offerings.

On February 8, 2002 the Company extended an Exempt Private Offering, to accredited investors only, in the amount of $500,000 to provide funding for operations. This offering has two parts:
       Part 1.) In exchange for a minimum investment of $5,000 but investments less than $100,000 the company granted common restricted shares at the price of $0.06 per share plus warrants to purchase up to 50% of the number of shares at an exercise price of $0.08 per share. The warrants have a term of 2 years. Part 2.) In exchange for a minimum investment of $100,000 the company granted common restricted shares at the price of $0.04 per share plus warrants to purchase up to 25% of the number of shares at an exercise price of $0.08 per share. The warrants have a term of 2 years.
The Company has raised $223,000 under this offering.

On October 12, 2001, Milinx's subsidiary, 580880BC Ltd., filed with the Office of the Superintendent of Bankruptcy (OSOB) in British Columbia, Canada, a Notice of Intention. 580880BC Ltd. and on December 24, 2001, filed a plan of reorganization with the court.

At a meeting of the Creditors held in Vancouver BC on January 14, 2002, the Company's plan was approved by a sufficient number and dollar amount of the creditors to proceed. The court approved the plan of reorganization as proffered by the Company on February 22, 2002.

The plan as approved calls for funding certain cash payments in the required statutory amounts to satisfy the agreed amounts is satisfaction of all claims as submitted. The plan's payment schedule falls in four parts; i) Payment immediately upon approval of the sum of $111,297 in satisfaction of employee wage claims and prior rent claims, ii) payment 30 days from approval of an amount equal to $500.00CDN per creditor in satisfaction of all outstanding claims, payment will be due on March 22nd 2002 of approximately $50,000USD iii) issuance 60 days from the date of plan approval of one share per dollar of debt remaining to acclaimed creditors after payments of all funds under the plan, iv) payment six months from the date of approval of the plan of $134,563 to Revenue Canada.

The first payments of the claims of the employees and prior rent have been made.

580880BC Ltd.'s general unsecured creditors have claims of approximately $1.8 million. This amount has been settled by the plan by way of paying $500 per creditor and shares of common stock at the value of 1 share for each $1 Canadian of approved claim.

During the course of the reorganization, Milinx has been and will continue to pay expenses of approximately $15,000 per month for the lease of the data center, in addition to other general and administrative costs. The landlord has consented to a partial sublease of the space at 1045 Howe St which reduces the cost of the space by approximately 30%. Milinx will need to fund the balance of the debt under the plan of reorganization. There can be no assurance that Milinx will be able to fund the debt and failure to do so will force the subsidiary into a deemed bankruptcy.

On January 12, 2002, the Company held a noticed annual shareholders meeting in Burlingame, California. The purpose of this meeting was to elect a new Board of Directors. The Board has been expanded with the addition of a new board member chartered as the "Designated Shareholder Representative." A new Board of Directors was elected consisting of Thomas Loker who was elected Chairman, Maynard Dokken, Stanley Mazor, John Erickson (elected as the Designated Shareholder Representative) and Jackson Brown. Mr. Erickson and Mr. Mazor are not involved with the management of the Company. The Board passed a resolution constituting a compensation committee chartered to be composed of three members. Two members of the board sit on the committee one of those must be the Designated Shareholder Representative, a third committee member must be a non-board member selected from the shareholders. Shawn Wootton, as selected by the Board to serve as the outside shareholder, and joined John Erickson and Jackson Brown as the charter members of this committee.

On January 25, 2002 Mr. Maynard Dokken resigned from the Board and all subsidiary companies and resigned all executive positions to pursue other interests. The Company does not believe this will have a material adverse affect on the Company and Mr. Dokken continues to make himself available to the Company on an as needed basis. No new replacement director has yet been appointed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information presented in this document, the matters discussed in this Form 10-Q, and specifically in Management's Discussion and Analysis of Financial Condition and Results of Operations, or otherwise incorporated by reference into this document contain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as believes, expects, may, will, should, or anticipates or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties, including those identified within the section entitled
Outlook: Issues and Uncertainties contained in our Form 10-K, as amended, for the year ended June 30, 2001. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company's other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect the Company's business.

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

Milinx started its life to ride the wave of Application Service Providers and firmly become a participant in the Dot Com bonanza. Milinx is no longer a Dot Com and no longer focused to develop itself as an ASP business. Milinx is now focused on the internet only so far as it becomes a vehicle to enhance the sale and distribution of the services and products Milinx will be bringing to market through its acquisition, partnership and joint venture strategies.

Milinx is effectively a company trying to be reborn from the ashes of failure. The major assets that form the basis for the Company's turnaround initiative are owned by its subsidiary, 580880BC Ltd., a British Columbia corporation dba Milinx Business Services, Inc., which is in the process of completing a court-supervised reorganization proceeding in British Columbia, Canada. The approved plan is conditioned upon satisfaction of the remaining payments scheduled under the plan. The Company must raise additional capital to meet the required schedule of payments under the plan.

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

In September 2001, Milinx's current management team took over as part of a turnaround initiative. This management team assessed the business and financial position of the Company and determined that the only viable alternative was to attempt to fundamentally reorganize through a voluntary reorganization filing in British Columbia, Canada by 580880BC Ltd., and obtaining approval of a plan of reorganization, because its business model contemplates using two material assets of 580880BC Ltd. Additionally, the new management team determined that the previous business model for the Company was no longer viable and required a redirection of the Company from that of a developer of software and technologies to that of a developer of markets and revenue streams.

Now that the plan for reorganization has been approved Milinx is in the process of reestablishing its operations, assuming it can continue to obtain adequate capital. Milinx will begin to develop revenue streams and markets from some of the prior art of the company. The Company intends to take some of the previous components and quickly begin to generate revenue from them. Milinx intends to focus its offerings to the market in the general area of Collaborative Business Services. The Company has developed a strategy to offer a Collaborative Management Suite of products or CMS. CMS will provide the core of applications that will allow customers to gain the same advantage of integrated services typically only available through large scale integrated systems available in Fortune 500-1000 companies. Milinx will ultimately offer a single, unified collaborative system supporting the business enterprise.

Due to current market conditions and the relative availability of significantly valuable technologies at significant discount relative to development cost, the Company expects to focus much of it's efforts at acquiring needed technologies for integration into the CMS core rather than a much more costly, and time consuming, proprietary development process.

CMS will provide the core integrated suite of functionality. Customers will be able to share applications and information seamlessly across the enterprise, each individual working within the applications they are skilled and trained in while having access to information and data within their applications that is actually resident to other users and other applications. This system will allow for scalable, secure, seamless integration of information where ever and when ever it resides.

Milinx intends to derive this application suite from both the completion of some exiting Milinx technologies and through acquisition and/or licensing of market available technologies. The Company is in various stages of negotiation with a number of other companies and technologies to provide the required systems for both the CMS core suite as well as enhancements to the offerings.

One principal enhancement to the CMS core is the Advanced Collaborative Enterprise System or ACES. This technology is available to Milinx via an acquisition. The Company has negotiated favorable terms and is awaiting completion of sufficient funding to implement the transaction.

The Company has entered into an agreement whereby the Company can offer for resale a collaborative discussion server technology both individually and as part of our CMS suite. The Company expects to begin to generate revenue from the sale of this product in the next quarter. The foregoing statement should be noted as a forward looking statement and should be treated as such under the definition as described herein. Additionally, the Company has identified and is in various stages of evaluation and negotiation for other valuable technologies including a document exchange system, enterprise modeling and simulation tools, streaming media and compression technologies, unified messaging and soft-switch technologies and others.

Some of the planned benefits of CMS include:

o    Single Message Interface (Unified Messaging)
o    Seamlessly Exchange Documents Between Applications
o    Establish Rules Based Project Management
o    Completely Tailorable to Business Needs
o    Powerful Web Based Data Management System for Full Accessibility
o    Able to Support Any Business Enterprise
o    Captures Company's Expertise within the System
o Transparently Integrates any Kind of Company Information into Dynamic Web Based Pages called CMS Documents
o    Scalable Based on Needs and Budgets

Liquidity and Capital Resources

During the six months ended December 31, 2001, the Company used approximately $580,000 in its operating activities. The Company funded its operations primarily through the sale of approximately $222,000 in notes payable, and issuance of stock subscriptions of approximately $183,000. The Company's net working capital shortfall of $5,001,115 at June 30, 2001, decreased to a deficit of $4,686,825 at December 31, 2001, due primarily to issuances of common stock in lieu of certain creditor liabilities and settlement of some lease obligations.

During October 2001 the Company commenced a new private placement of convertible debentures. The securities offered have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The offering is based on $1000 increments, with each increment entitling the purchaser to a note for the full value of the increment, with 12% interest, callable by the Company in 120 days, and 5,000 restricted common shares. If the Company does not call the notes, they are due in 300 days but they bear 15% interest from the date of issue. The offering has been extended until February 8, 2002, and it sought to raise up to $400,000. As of the filing of this report, the Company had raised approximately $385,000 in this offering, with $183,000 being converted to a subsequent offering. The proceeds have been used to pay operating expenses and complete the Company's audit and Form 10-K filing. This disclosure is not an offer of securities or a solicitation of an offer to buy securities. Sales will be made only to investors with preexisting contacts with the Company and its authorized representatives. This offering was effectively closed on February 8, 2002.

In December 2001 the Company commenced an additional private equity placement. The securities offered have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The offering is based on minimum investments of $50,000. The offering consists of common stock at $.08 per share plus 50% warrant coverage with an exercise price of $.08 per share. The offering was open until February 8th 2002. As of the filing of this report, the Company had raised approximately $183,000 in this offering. Of this amount, $98,000 was converted from the October 2001 offering. The proceeds will be used to pay operating expenses and complete the Company's first quarter 10-Q filing. This disclosure is not an offer of securities or a solicitation of an offer to buy securities. Sales will be made only to investors with preexisting contacts with the Company and its authorized representatives. This offering was effectively closed on February 8th 2002.

In February 2002 the Company commenced an additional private equity placement. The securities offered have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

This offering has two parts:
       Part 1.) In exchange for a minimum investment of $5,000 but investments less than $100,000 the company granted common restricted shares at the price of $0.06 per share plus warrants to purchase up to 50% of the number of shares at an exercise price of $0.08 per share. The warrants have a term of 2 years.

       Part 2.) In exchange for a minimum investment of $100,000 the company granted common restricted shares at the price of $0.04 per share plus warrants to purchase up to 25% of the number of shares at an exercise price of $0.08 per share. The warrants have a term of 2 years.
The Company has raised $223,000 under this offering. The proceeds will be used to pay operating expenses.

On October 12, 2001, Milinx's subsidiary, 580880BC Ltd., filed with the Office of the Superintendent of Bankruptcy (OSOB) in British Columbia, Canada, a Notice of Intention.

On December 24, 2001 580880BC Ltd. filed a plan of reorganization with the court. The plan required to treat all claimants equally. In some instances equal treatment consists of an equal per claim payment. In others, it consists of a pro-rata payment based on the amount of a claim. The plan combines these approaches. The plan also includes payments over time. The critical consideration, however, was that the plan must be attractive enough to the claimants that it secured the necessary votes for approval.

The court accepted the plan of reorganization, the OSOB and 580880BC Ltd.'s notified unsecured creditors of a meeting to consider the plan of reorganization. The meeting occurred January 14, 2002. The plan received approval by the unsecured creditors (which occurred due to the requirement of the plan receiving the vote of a majority in number of the creditors filing a proof of claim and the vote of 66% of the dollar value of the claims), then the plan was submitted to the court for its approval, which is to occurred February 22nd 2002. Effective upon the court approval the plan, became a contract between 580880BC Ltd. and its general unsecured creditors, and the balance of general unsecured debt is extinguished conditioned upon 580880 BC Ltd. performing according to the plan.

580880BC Ltd.'s plan of reorganization ultimately addresses three discrete groups of creditors: secured creditors, preferred creditors and general unsecured creditors.

580880BC Ltd.'s two major secured creditors are Cisco Systems and Sun Microsystems. These secured claims amounted to approximately $1,600,000. These claims have been negotiated outside the formal plan filed with the court, as secured creditors are not bound by a plan of reorganization approved by the general unsecured creditors and the court. The basic terms for settlement of the secured claims include forgiveness of $200,000 in outstanding liabilities, cash payments to the Company of $42,000, return of certain equipment, a restructuring of the leases resulting in monthly payments of approximately $50,000 starting March 2002, and cash payments of $50,000 payable over six months starting February 2002. Milinx has not yet performed on the terms of this structure and intends to renegotiate the payment terms with the parties.

580880BC Ltd.'s preferred creditors include its landlord for the data center and several former employees with wage claims. The amount of the preferred creditors' claims that must be paid immediately upon court approval of the plan is approximately $111,297 which is broken down into approximately $71,683 of unpaid wage claims and $39,614 of rental arrears claims. Within six months after court approval of the plan, 580880BC Ltd. must pay an additional $134,563 in back withholding taxes. The amount of the preferred claims is not negotiable.

580880BC Ltd.'s general unsecured creditors have claims of approximately $1.8 million. This amount excludes any indebtedness of 580880BC Ltd. to its parent, Milinx. The remaining amounts have been extinguished pursuant to the terms of the approved plan.

Milinx has funded the first payment required under the plan and will need to fund the balance of the debt under the plan of reorganization. There is no assurance that Milinx's will be able to fund the debt remaining under the plan.

While the Company proceeds with the plan of reorganization for 580880BC Ltd. it has monthly expenses of approximately $200,000 that it must meet. In addition, it has professional expenses associated with the reorganization and its public company status that must be met from time to time.

The notes issued in an August and September 2001 offering in the amount of $110,500 have begun to complete the first 120 day window where by the option to convert the note into shares of Milinx will expire. As of the filing of this report, $98,000 had reached this window. The Company expects to offer and extension for conversion to the Note-Holders during this quarter.

In addition to these reorganization-related cash requirements, management believes that the Company will require a capital infusion of at least $1.7 million to launch the new Products and Services as planned. Additional working capital will likely be necessary to sustain the unified messaging service until break-even. The Company intends to raise additional equity in the range of $3,000,000 to 5,000,000 beginning in March 2002 through an unregistered private placement as allowable under the Securities and Exchange Act of 1944.

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

Results of Operations

Revenues decreased to zero for the three months ended December 31, 2001 from approximately $23,794 for the same period in 2000 due to the Company halting all operations of 580880 BC Ltd. in connection with the pending reorganization proceeding. Assuming 580880BC Ltd. successfully reorganizes and the Company subsequently succeeds in launching the unified messaging service, management does not anticipate that the products and services that provided revenues in fiscal years 2001 and 2000 will contribute to post-reorganization revenues.

Selling, general and administrative expenses decreased to approximately $861,146 for the three months ended December 31, 2001 from approximately $3,283,382 for the same period in 2000. This decrease is due to the layoff of the Company's employees in June 2001 offset by the hiring of a new management team in August 2001. Assuming 580880BC Ltd. successfully reorganizes and the Company subsequently succeeds in launching its new products and services, management expects that selling, general and administrative expenses will become significant, but not nearly of the magnitude seen in prior periods. Significant reductions will continue to be derived due to the reduction in required headcount and lower marketing costs achievable through the new strategy of focusing away from software development and towards developing revenue markets and distribution of acquired technologies and products.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


On August 15, 2001, the Government of Canada, through the divisions of Revenue Canada and Employment Standards filed super-priority liens against the Company and certain directors and officers for unpaid employee wages, accrued vacation, payroll taxes and severance pay. The Company had recorded these claims, totaling $740,000, in accrued liabilities. The amount in question is in dispute, and the Company has filed an appeal to determine the correct amount owing. The claims were addressed in the pending reorganization, and the Company has lodged with the Bankruptcy Trustee the necessary amounts to meet these obligations as confirmed by the plan. The necessary funds to meet certain other Revenue Canada obligations, due 6 months from the date of approval of the plan, in the amount of $134,563USD have not yet been placed with the Trustee and failure to do so can result in the forced liquidation of the subsidiary company in Canada.

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


ITEM 2 (C). CHANGES IN SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of our securities without registration during the quarter ending December 31, 2001. No such sales involved the use of an underwriter, and no commissions were paid in connection with the sale of any securities.

During six months ended December 31, 2001 the Company issued $222,000 in notes and convertible debentures and 3,813,000 shares of its voting common stock (excluding conversions) to accredited investors. The issuance of the notes and convertible debentures and shares was exempt from registration under Rule 506 of Regulation D under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On November 9, 2000, the Company sold a $444,4444 convertible debenture to an unrelated third party for net proceeds of $400,000. The debenture was to mature on March 31, 2001, with 12% interest and was convertible upon demand into shares of the Company's common stock at $3.00 per share. Based on the November 9, 2001 opening price of the Company's stock, there was no value to the beneficial conversion feature associated with the debenture. The $44,000 premium paid on the debenture was amortized as an additional interest expense.

On December 29, 2000 the holder of convertible debentures called the outstanding principal balance by providing the Company with a thirty-day notice. The Company is currently in a default on the debenture. As of June 30, 2001, the outstanding principal balance was $444,444. In addition, accrued interest expenses include $60,361 of unpaid interest. The Company intends to negotiate a conversion of the debt into equity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

On January 25, 2002 Mr. Maynard Dokken resigned from the Board and all subsidiary companies and resigned all executive positions to pursue other interests. The Company does not believe this will have a material adverse affect on the Company and Mr. Dokken continues to make himself available to the Company on an as needed basis. No new replacement director has yet been appointed.

Effective February 2002 Mr. Steve Price resigned as acting Chief Financial Officer to pursue other interests.

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

REPORTS ON FORM 8-K
On October 15, 2001, the Company filed a report on Form 8-K dated October 12, 2001, which included an Item 3 disclosing Other Events.

REPORTS ON FORM 10-K
On November 16, 2001, the Company filed a report on Form 10-K for fiscal year ending June 30, 2001. On December 24, 2001, the Company filed a report on Form 10-K/A for fiscal year ending June 30, 2001.

REPORTS ON FORM 10-Q
On December 21, 2001, the Company filed a report on Form 10-Q for the quarter ending September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MILINX BUSINESS GROUP, INC.




Date:   March 21, 2001        By:      /s/ Thomas W. Loker
      ---------------------          ----------------------------------------
                                     Name: Thomas W. Loker
                                     Title: Chairman






                                  End of Filing