Form 10-Q
period 2002-03-31
MILINX BUSINESS GROUP INC
filed 2002-06-19
CIK 1088815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2002

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934



For the transition period from  July 1, 2001 to March 31, 2002
                               -------------   ---------------

Commission file number:  000-26421
                        ------------


                           Milinx Business Group, Inc.
         ---------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: As of May 28, 2002, the Issuer had 30,728,979 shares of common stock, par value $0.001, issued and outstanding.

                                  TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS
               Balance Sheets................................................ 3
               Statements of Operations...................................... 4
               Statements of Cash Flows...................................... 5
               Notes to Financial Statements................................. 6

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS..................................... 9

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....13


PART II - OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS.............................................13

      ITEM 2(C).  CHANGES IN SECURITIES AND USE OF PROCEEDS..................13

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................13

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.........14

      ITEM 5.  OTHER INFORMATION.............................................14

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................14

SIGNATURES ..................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  MILINX BUSINESS GROUP, INC. and SUBSIDIARIES
                           Consolidated Balance Sheets



                                                March 31, 2002    June 30, 2001
         ASSETS                                   (Unaudited)

CURRENT ASSETS
Cash                                              $     45,359     $     33,680
Receivables and services tax                            33,629           35,039
Security deposits                                         --                 75
Prepaid rent and other                                  62,591            5,355
                                                  ------------     ------------
         Total current assets                          141,579           74,149

PROPERTY AND EQUIPMENT, net                            544,904        1,100,226

OTHER ASSETS
         Capital lease deposits                         10,146           10,571
                                                  ------------     ------------
                                                  $    696,629     $  1,184,946
                                                  ============     ============
         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                  $    236,812     $  1,582,188
Accrued liabilities                                    840,800        1,456,368
Due to Milinx Management Corporation                     3,586            3,586
Due to secured creditors                             1,568,586            --
Due to unsecured creditors                             319,114
Deferred revenue                                       146,730            --
Capital lease obligations                                 --          1,588,678
Notes payable, net of unamortized discount             667,532          444,444
                                                  ------------     ------------
         Total current liabilities                   3,783,160        5,075,264

COMMITMENTS AND CONTINGENCIES                            --                --

REDEEMABLE COMMON SHARES                               480,551             --

STOCKHOLDERS' DEFICIT

Series A preferred stock                                 3,675            3,675
Series C preferred stock                                   117            1,016
Common stock                                            23,977           23,078
Shares subscribed                                      641,669           10,000
Additional paid in capital                          21,967,863       21,803,465
Unearned compensation                                  (36,198)           --
Accumulated deficit                                (26,123,940)     (25,492,701)
Accumulated other comprehensive deficit                (44,245)        (238,851)
                                                  ------------     ------------
                                                    (3,567,082)      (3,890,318)
                                                  ------------     ------------
                                                  $    696,629     $  1,184,946
                                                  ============     ============


The accompanying notes are an integral part of these statements.


                                  MILINX BUSINESS GROUP, INC. and SUBSIDIARIES

                                     Consolidated Statements of Operations
                                                  (unaudited)



                                                       Nine months ended             Three months ended
                                                            March 31                       March 31
                                                  ----------------------------    ----------------------------
                                                      2002             2001           2002            2001

Net Sales                                         $       --      $    276,514    $       --      $    165,031

Cost of Sales                                             --           390,169            --           112,669
                                                  ------------    ------------    ------------    ------------
Gross Profit (loss)                                       --          (113,655)           --            52,362

Selling, General and Administrative expense          2,014,205       9,192,389         641,514       2,535,479

Other expenses (income)
         Interest                                      393,149         178,586         176,144          57,548
         Miscellaneous                                    --           (72,973)           --          (179,040)
         Impairment loss                                  --           468,403            --           468,403
         Gain on sale of property and equipment        (49,954)           --              --              --
         Gain on settlement of liabilities            (351,244)           --           (26,262)           --
         Expenses as a result of bankruptcy
         proceedings                                   125,760            --           125,760            --
         Gain on settlement of liabilities
         from bankruptcy                            (1,500,677)           --        (1,500,677)           --
                                                  ------------    ------------    ------------    ------------
                                                    (1,382,966)        574,016      (1,225,035)        346,911
                                                  ------------    ------------    ------------    ------------
Net Loss from operations before minority
interest and cumulative effect of change
in accounting principle                                631,239       9,880,060        (583,521)      2,830,028

Cumulative effect of change in accounting
principle                                                 --           705,133            --           705,133
                                                  ------------    ------------    ------------    ------------
Net Loss from operations before minority
Interest                                               631,239      10,585,193        (583,521)      3,535,161
                                                  ------------    ------------    ------------    ------------
Minority interest share in net loss of a
Subsidiary                                                --            (5,291)           --            (5,291)

                                                  ------------    ------------    ------------    ------------
Net Loss (Income)                                 $    631,239    $ 10,579,902    $   (583,521)   $  3,529,870
                                                  ============    ============    ============    ============

Net Loss (Income) per Common Share-Basic
And Diluted                                       $       0.02    $       0.64    $      (0.02)   $       0.18
                                                  ============    ============    ============    ============

Weighted average common shares outstanding          29,565,054      16,531,096      34,211,873      19,610,388
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




                                 MILINX BUSINESS GROUP, INC. and SUBSIDIARIES
                                     Consolidated Statements of Cash Flows
                                                  (unaudited)

                                                                                       Nine months ended
                                                                                            March 31
                                                                                -----------------------------
                                                                                     2002              2001
INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                                      $   (631,239)   $(10,579,902)
  Adjustments to reconcile net loss to net cash used
    in operating activities
         Depreciation and amortization                                               454,954       1,560,205
         Gain on debt settlements                                                 (1,500,677)           --
         Stock options issued for employee and consulting services                   123,700            --
         Impairment loss                                                                --           468,403
         Cumulative effect of change in accounting principle,                           --           705,133
         Minority interest                                                              --            (5,291)
         Gain on sale of subsidiary's share                                             --          (178,505)
         Write off of related party balances                                            --            32,705
         Amortization of convertible debt discount                                   102,480          44,444
         Shares issued in lieu of cancellation fees                                     --            80,000
         Loss on property and equipment disposal                                      49,954            --
         Millennium units issued for services                                           --           100,000
         Shares issued for services                                                   31,377            --
         Employee stock option compensation                                             --           483,178
         Changes in assets and liabilities
                  Receivables                                                          1,410         112,471
                  Security deposits and prepaid expenses                             (16,113)        (10,628)
                  Accounts payable, accrued liabilities and customer deposits        529,436         555,963
                  Related party receivables                                             --            16,024
                                                                                ------------    ------------
                  Net cash used in operating activities                             (854,718)     (6,615,800)


CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                                                 --        (1,170,755)
  Disposal (purchase) of property and equipment, net                                   5,002            --
  Acquisition of licenses and trademarks                                                --          (218,507)
                                                                                ------------    ------------
                  Net cash provided by (used in) investing activities                  5,002      (1,389,262)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of stock subscriptions                                      427,000            --
  Proceeds from conversion of D warrants                                                --         3,629,748
  Proceeds from issuance of notes payable                                            235,500            --
  Proceeds from conversion of Class D units                                             --           325,970
  Proceeds from issuance of common to employees                                         --             8,010
  Proceeds from conversion of Millinium units                                           --         2,132,860
  Payments on capital lease obligations                                                 --          (543,762)
  Borrowings                                                                            --            19,038
  Issuance of convertible debentures                                                    --           400,000
                                                                                ------------    ------------
                  Net cash provided by financing activities                          662,500      5,971,864

Effect of the exchange rate changes on cash                                          198,895         (88,240)
                                                                                ------------    ------------
Net increase (decrease) in cash                                                       11,679      (2,121,438)

Cash at beginning of the period                                                       33,680       2,162,430
                                                                                ------------    ------------
Cash at end of the period                                                       $     45,359    $     40,992
                                                                                ============    ============

SUPPLEMENTAL DISCLOSURES
  Property acquired under capital leases                                        $       --      $    416,302
                                                                                ============    ============




The accompanying notes are an integral part of these statements.

                  MILINX BUSINESS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. FINANCIAL STATEMENTS

The unaudited, consolidated financial statements of Milinx Business Group, Inc.(the Company or Milinx), and its subsidiaries, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements of the Company reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2002. The Company was incorporated on December 10, 1998 and commenced its operations on February 10, 1999. This Form 10-Q should be read in conjunction with the Form 10-K, as amended, that includes consolidated financial statements for the year ended June 30, 2001, 2000 and the six months ended June 30, 1999.

NOTE 2. LOSS PER SHARE

Basic and diluted loss per share is based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding during the three and nine months ended March 31, 2002 and 2001, was 34,211,873, 29,565,054, and 19,610,388, 16,531,096, respectively.
Diluted loss per share includes the effect of all potentially issue-able common stock. Diluted loss per share for the three and nine months ended March 31, 2002 and 2001, equaled basic loss per share due to the anti-dilutive effect of the potentially issue-able common stock.

NOTE 3. COMPREHENSIVE INCOME

The Company has adopted SFAS 130, Reporting Comprehensive Income. The statement requires inclusion of foreign currency adjustments, reported separately in stockholder's equity as other comprehensive income. The Company's total comprehensive loss (income) for the three and nine months ended March 31, 2002 and 2001 was $(599,185), $432,344, and $3,536,704, and $10,668,142,
respectively.

NOTE 4. MANAGEMENT PLANS

The Company's negative cash flow from operations is expected to continue through at least through the 2002 calendar year. Until subscription and product revenues exceed cash operating expenditures, substantial additional equity capital will have to be raised to fund capital expenditures and operations. Management began its fund-raising effort in mid-March with the intention of raising $3,000,000 to $5,000,000. There is no assurance the Company will successfully raise any funds.

For the quarter ended March 31, 2002, the Company sold, in two private debt offerings, a total of $26,500 in debt that included the promise to issue 67,500 shares of the Company's common stock. One offering provided 5000 shares of restricted common stock for every $1,000 loaned under the terms of the note. The terms of the note are: i) the note bears interest for the first 120 days at the rate of 12% per annum, the Company has the option to retire this note during this period and the note holder has the option of converting the note during this 120 day period into an additional 5000 shares per $1,000 loaned, ii) should the Company not retire the note nor the shareholders convert the note during the first 120 day period, the note automatically extends to a term of 300 days and accrues interest at the rate of 15% for the entirety of the period.

The Company has closed all of the previous offerings.

On February 8, 2002 the Company extended an Exempt Private Offering, to accredited investors only, in the amount of $500,000 to provide funding for operations. This offering has two parts:
     Part 1.) In exchange for a minimum investment of $5,000 but investments less than $100,000 the Company granted common restricted shares at the price of $0.06 per share plus warrants to purchase up to 50% of the number of shares at an exercise price of $0.08 per share. The warrants have a term of 2 years.
     Part 2.) In exchange for a minimum investment of $100,000 the company granted common restricted shares at the price of $0.04 per share plus warrants to purchase up to 25% of the number of shares at an exercise price of $0.08 per share. The warrants have a term of 2 years.
The Company has raised $244,000 under this offering.

In September 2001, Milinx's current management team took over as part of a turnaround initiative. This management team assessed the business and financial position of the Company and determined that the only viable alternative was to attempt to reorganize through a voluntary reorganization filing in British Columbia, Canada by its subsidiary, 580880BC Ltd., dba Milinx Business Services, Inc. 580880BC Ltd.'s proposed plan of reorganization ultimately needed to receive the support of its secured creditors and its unsecured creditors. On February 22, 2002 the Court in Vancouver, British Columbia, Canada approved the plan that had been previously approved on January 14, 2002 by the necessary number of unsecured creditors. Pursuant to the reorganization plan the Board of Directors approved a resolution to offer proven creditors 1 share of restricted common stock for each Canadian dollar of the amount of approved debt remaining after payment.

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

580880BC Ltd.'s two major secured creditors are Cisco Systems and Sun Microsystems. These secured claims amounted to approximately $1,600,000. These claims have been negotiated outside the formal plan filed with the court, as secured creditors are not bound by a plan of reorganization approved by the general unsecured creditors and the court. The basic terms for settlement of the secured claims include forgiveness of $200,000 in outstanding liabilities, cash payments to the Company of $42,000, return of certain equipment, a restructuring of the leases resulting in monthly payments of approximately $50,000 starting March 2002, and cash payments of $50,000 payable over six months starting February 2002. Milinx has not yet performed on the terms of this structure and is in the process of renegotiating the payment terms with the parties.

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

The plan as approved calls for funding certain cash payments in the required statutory amounts to satisfy the agreed amounts is satisfaction of all claims as submitted. The plan's payment schedule falls in four parts; i) Payment immediately upon approval of the sum of $111,297 in satisfaction of employee wage claims and prior rent claims; ii) payment 30 days from approval of an amount equal to $500.00CDN per creditor in satisfaction of all outstanding claims, payment was due on March 22nd 2002 of $53,448.00USD; iii) issuance 60 days from the date of plan approval of one share per dollar of debt remaining to acclaimed creditors after payments of all funds under the plan; iv) payment six months from the date of approval of the plan of $134,563 to Revenue Canada.

The first payments of the claims of the employees and prior rent claims have been made, as well as payment to Revenue Canada.

580880BC Ltd.'s general unsecured creditors have claims of approximately $1.8 million. This amount has been settled by the plan by way of paying $500 per creditor and shares of common stock at the value of 1 share for each $1 Canadian of approved claim. Subsequent to March 31, 2002, 1,742,455 shares have been issued to acclaimed creditors.

During the course of the reorganization, Milinx has been and will continue to pay expenses of approximately $15,000 per month for the lease of the data center, in addition to other general and administrative costs. The landlord has consented to a partial sublease of the space at 1045 Howe St, which reduces the cost of the space by approximately 30%. Milinx will need to fund the balance of the debt under the plan of reorganization. There can be no assurance that Milinx will be able to fund the debt and failure to do so will force the subsidiary into a deemed bankruptcy.

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

The Company is in the process of a private equity offering to raise $3 to 5 million. Based on management's estimates this amount of funding could allow the Company to conduct its operations, generate sales, and target positive cash flow from operations within the calendar year 2003. There is no assurance, however, that these funds will be available or will be available on terms acceptable to the Company.

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

On August 15, 2001, the Government of Canada, through the divisions of Revenue Canada and Employment Standards filed super-priority liens against the Company and certain directors and officers for unpaid employee wages, accrued vacation, payroll taxes and severance pay. The Company had recorded these claims, approximating $740,000, in accrued liabilities. The amount in question is in dispute, and the Company has filed an appeal to determine the correct amount owing. The claims were addressed in the pending reorganization, and the Company has deposited with the Bankruptcy Trustee the necessary amounts to meet the first of these obligations as confirmed by the plan. The necessary funds to meet certain other obligations including the Revenue Canada obligations, due 6 months from the date of approval of the plan, in the amount of $134,563 have not yet been placed with the Trustee and failure to do so can result in the forced liquidation of the subsidiary company in Canada.

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

NOTE 6. OTHER

As of the date of this filing, Milinx Business Services, Inc. is not current on its capital lease payments. The leases were all nearly twelve months past due as of March 31, 2002. As of the date of this filing, due to restructuring of certain leases and the return of certain unnecessary equipment the past due amount reflected from nine to twelve months of past due payments in the prior filing have been waived or deferred. Due to the aforementioned events of default, the Company classified all capital lease liabilities as current for financial statement presentation purposes. Adjustments were made in the financials for the period ending March 31, 2002 to reflect the lease renegotiations. Certain capital lease payments that were to be paid beginning Jan 1, 2002 have not been made and the Company is in the process of renegotiating the starting payment dates but there can be no assurance the company will be successful and the equipment secured by the leases could be forfeited. In such an event the Company would need to secure other equipment to replace the forfeited equipment and there is no assurance the Company would be able to do so.

For the period ended March 31, 2002, an accrual of $383,065 for employee and management services was recorded, of which $116,425 related primarily to the prior quarter. The agreement between Milinx Business Group, Inc. and Thomas Loker, included bringing on a new management team to facilitate the Company reorganization and debt restructure. Payments for reimbursable expenses were made in the previous quarter however there were no payments or accruals for compensation due the management team. The salary-related accrual was made in the quarter ended March 31, 2002 to update retroactively the amounts due to the management team.

NOTE 7. NEW AUTHORATIVE ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The initial application of SFAS 144 did not have an impact on the Company's consolidated financial statements.

NOTE 8. SUBSEQUENT EVENTS

Subsequent to March 31, 2002 the company continued to offer the February 8, 2002 Exempt Private Offering, to accredited investors only, in the amount of $500,000 to provide funding for operations. This offering has two parts:
     Part 1.) In exchange for a minimum investment of $5,000 but investments less than $100,000 the Company granted common restricted shares at the price of $0.06 per share plus warrants to purchase up to 50% of the number of shares at an exercise price of $0.08 per share. The warrants have a term of 2 years.
     Part 2.) In exchange for a minimum investment of $100,000 the Company granted common restricted shares at the price of $0.04 per share plus warrants to purchase up to 25% of the number of shares at an exercise price of $0.08 per share. The warrants have a term of 2 years.
The Company has raised $22,500 under this offering subsequent to March 31, 2002.


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

Now that the plan for reorganization has been approved, Milinx is in the process of reestablishing its operations, assuming it can continue to obtain adequate capital. Milinx will begin to develop revenue streams and markets from some of the prior intellectual property of the company. The Company intends to take some of the previous components and begin to generate revenue from them.
Milinx intends to focus its offerings to the market in the general area of Collaborative Business Services. The Company has developed a strategy to offer a Collaborative Management Suite of products or CMS. CMS will provide the core of applications that will allow customers to gain the same advantage of integrated services typically only available through large scale integrated systems available in Fortune 500-1000 companies. Milinx will ultimately offer a single, unified collaborative system supporting the business enterprise.

Due to current market conditions and the relative availability of significantly valuable technologies at significant discount relative to development cost, the Company expects to focus much of it's efforts at acquiring needed technologies for integration into the CMS core rather than a much more costly, and time consuming, proprietary development process.

CMS will provide the core integrated suite of functionality. Customers will be able to share applications and information seamlessly across the enterprise, each individual working within the applications they are skilled and trained in while having access to information and data within their applications that is actually resident to other users and other applications. This system will allow for scalable, secure, seamless integration of information where ever and whenever it resides.

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

The Company has entered into an agreement whereby the Company can offer for resale a collaborative discussion server technology both individually and as part of our CMS suite. The Company expects to begin to generate revenue from the sale of this product in the next quarter. The foregoing statement should be noted as a forward-looking statement and should be treated as such under the definition as described herein. Additionally, the Company has identified and is in various stages of evaluation and negotiation for other valuable technologies including a document exchange system, enterprise modeling and simulation tools, streaming media and compression technologies, unified messaging and soft-switch technologies and others.

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

The Company is in the process of raising the necessary capital to support operations. A number of contacts have been made with the investment community and some of these contacts have led to presentations of the company's business plans. At this time the company continues to work through these initial contacts as follow up and in many cases additional referrals have been forthcoming. While the current financing market remains difficult, the company believes that it plan is attractive to certain potential investors. The company's current cash levels will not continue to support the company much longer during this process. Management is concerned the company may run out of time due to lack of funds before it can locate these potential investors.

Liquidity and Capital Resources

During the nine months ended March 31, 2002, the Company used approximately $855,000 in its operating activities. The Company funded its operations primarily through the sale of approximately $26,500 in notes payable, and issuance of stock subscriptions of approximately $427,000. The Company's net working capital shortfall at June 30, 2001, decreased to a deficit of $3,641,581 at March 31, 2002, due primarily to debt write-offs resulting from Court-approved bankruptcy settlements.

During October 2001 the Company commenced a new private placement of convertible debentures. The securities offered have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The offering is based on $1,000 increments, with each increment entitling the purchaser to a note for the full value of the increment, with 12% interest, callable by the Company in 120 days, and 5,000 restricted common shares. If the Company does not call the notes, they are due in 300 days but they bear 15% interest from the date of issue. The offering has been extended until February 8, 2002, and it sought to raise up to $400,000. As of the filing of this report, the Company had raised $235,500 in this offering. The proceeds have been used to pay operating expenses and complete the Company's audit and Form 10-K filing. This disclosure is not an offer of securities or a solicitation of an offer to buy securities. Sales will be made only to investors with preexisting contacts with the Company and its authorized representatives. This offering was effectively closed on February 8, 2002.

In December 2001 the Company commenced an additional private equity placement. The securities offered have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The offering is based on minimum investments of $50,000. The offering consists of common stock at $.08 per share plus 50% warrant coverage with an exercise price of $.08 per share. The offering was open until February 8, 2002. As of the filing of this report, the Company had raised approximately $183,000 in this offering. The proceeds will be used to pay operating expenses and complete the Company's first quarter 10-Q filing. This disclosure is not an offer of securities or a solicitation of an offer to buy securities. Sales will be made only to investors with preexisting contacts with the Company and its authorized representatives. This offering was effectively closed on February 8th 2002.

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

The Company has raised $244,000 under this offering. The proceeds will be used to pay operating expenses.

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

The court accepted the plan of reorganization, the OSOB and 580880BC Ltd.'s notified unsecured creditors of a meeting to consider the plan of reorganization. The meeting occurred January 14, 2002. The plan received approval by the unsecured creditors (which occurred due to the requirement of the plan receiving the vote of a majority in number of the creditors filing a proof of claim and the vote of 66% of the dollar value of the claims), then the plan was submitted to the court for its approval, which occurred February 22nd 2002. Effective upon the court approval, the plan became a contract between 580880BC Ltd. and its general unsecured creditors, and the balance of general unsecured debt is extinguished conditioned upon 580880 BC Ltd. performing according to the plan.

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

The notes issued in an August and September 2001 offering in the amount of $118,000 have completed the first 120 day window where by the option to convert the note into shares of Milinx will expire. As of the filing of this report, none of the shares have converted into restricted common stock. The Company continues to offer an extension for conversion to the Note-Holders during this quarter.

In addition to these reorganization-related cash requirements, management believes that the Company will require a capital infusion of at least $1.7 million to launch the new Products and Services as planned. Additional working capital will likely be necessary to sustain the unified messaging service until break-even. The Company is in the process of raising additional equity in the range of $3,000,000 to 5,000,000 that began in March 2002 through an unregistered private placement as allowable under the Securities and Exchange Act of 1944.

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

Results of Operations

The net loss (income) from operations, as reflected in the Consolidated Statements of Operations, for the three months and nine months ended March 31, 2002 and 2001, was $(583,521), $631,239, $3,529,870 and $10,579,902. During the
quarter ended March 31, 2002, the Company recorded a gain from settlement of liabilities under the plan of reorganization in the amount of $1,500,677.

Revenues decreased to zero for the three months and nine months ended March 31, 2002 from approximately $165,000 and $277,000 for the same periods in 2001, due to the Company halting all operations of 580880 BC Ltd. in connection with the pending reorganization proceeding. Assuming 580880BC Ltd. successfully reorganizes and the Company subsequently succeeds in launching the unified messaging service, management does not anticipate that the products and services that provided revenues in fiscal years 2001 and 2000 will contribute to post-reorganization revenues.

Selling, general and administrative expenses decreased to approximately $642,000 for the three months ended March 31, 2002 from approximately $2,535,000 for the same period in 2001. This decrease is due to the layoff of the Company's employees in June 2001 offset by the hiring of a new management team in August 2001. Assuming 580880BC Ltd. successfully reorganizes and the Company subsequently succeeds in launching its new products and services, management expects that selling, general and administrative expenses will become significant, but not nearly of the magnitude seen in prior periods. Significant reductions will continue to be derived due to the reduction in required headcount and lower marketing costs achievable through the new strategy of focusing away from software development and towards developing revenue markets and distribution of acquired technologies and products. An accrual of $383,065 for employee and management services was recorded in the three months ended March 31,2002, of which $116,425 relates to prior quarters.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


On August 15, 2001, the Government of Canada, through the divisions of Revenue Canada and Employment Standards filed super-priority liens against the Company and certain directors and officers for unpaid employee wages, accrued vacation, payroll taxes and severance pay. The Company had recorded these claims, totaling $740,000, in accrued liabilities. The amount in question is in dispute, and the Company has filed an appeal to determine the correct amount owing. The claims were addressed in the pending reorganization, and the Company has lodged with the Bankruptcy Trustee the necessary amounts to meet these obligations as confirmed by the plan. The necessary funds to meet certain other Revenue Canada obligations, due 6 months from the date of approval of the plan, in the amount of $134,563USD have not yet been placed with the Trustee and failure to do so can result in the forced liquidation of the subsidiary company in Canada. The Company has already made payments of $125,760 against these claims.

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


ITEM 2 (C). CHANGES IN SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of our securities without registration during the quarter ending March 31, 2002. No such sales involved the use of an underwriter, and no commissions were paid in connection with the sale of any securities.

During nine months ended March 31, 2002 the Company issued $235,500 in notes and convertible debentures and 5,582,000 shares of its voting common stock to accredited investors. The issuance of the notes and convertible debentures and shares was exempt from registration under Rule 506 of Regulation D under the Securities Act.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

Effective April 2002 Mr. Stan Mazor resigned as a director due to personal reasons.

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



REPORTS ON FORM 8-K

On October 15, 2001, the Company filed a report on Form 8-K dated October 12, 2001, which included an Item 3 disclosing Other Events.

On January 12, 2002, the Company filed a report on Form 8-K dated January 12, 2001, which included an Item 3 disclosing Other Events.

On January 25, 2002, the Company filed a report on Form 8-K dated April 11, 2001, which included an Item 6 disclosing Resignation of Registrant's Directors.

On April 11, 2002, the Company filed a report on Form 8-K dated April 11, 2001, which included an Item 6 disclosing Resignation of Registrant's Directors.

REPORTS ON FORM 10-K

On November 16, 2001, the Company filed a report on Form 10-K for fiscal year ending June 30, 2001.

On December 24, 2001, the Company filed a report on Form 10-K/A for fiscal year ending June 30, 2001.

REPORTS ON FORM 10-Q

On December 21, 2001, the Company filed a report on Form 10-Q for the quarter ending September 30, 2001.

On March 22, 2002, the Company filed a report on Form 10-Q for the quarter ending December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MILINX BUSINESS GROUP, INC.




Date:  June 18, 2002             By:      /s/ Thomas W. Loker
      ---------------------          ----------------------------------------
                                 Name:  Thomas W. Loker
                                 Title: Chairman